Form 10QSB
period 2006-02-28
Streamscape Minerals Inc.
filed 2006-04-13
CIK 1346988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   February 28, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-130394
                            -----------------

                           STREAMSCAPE MINERALS INC.
      -------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

            Nevada                                    Pending
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

455 Granville Street, Suite 500
Vancouver, British Columbia  				V6C 1T1
----------------------------------------      -----------------------------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code:        (604) 771-3234
                                                ---------------------------

                                      N/A
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [  ] Yes  [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]  Yes    [ X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,012,000 shares of $0.001 par value common stock outstanding as of April 13, 2006.

Streamscape Minerals Inc.
(An Exploration Stage Company)

February 28, 2006

                                                                           Index


Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Cash Flows....................................................F-3

Notes to the Financial Statements...........................................F-4

Streamscape Minerals Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited)


                                                         February 28,        May 31,
                                                             2006             2005
                                                          $                 $

ASSETS

Current Assets

 Cash                                                      13,635             20,122

Total Assets                                               13,635             20,122


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Accounts Payable                                           2,215                215
 Accrued Liabilities                                        2,000              5,500

Total Liabilities                                           4,215              5,715

Contingencies and Commitments (Notes 1 and 3)

Stockholders' Equity

Common Stock:
75,000,000 shares authorized with a par value of $0.001;    9,012              9,012
9,012,000 shares issued and outstanding

Additional Paid-in Capital                                 16,788             16,788

Donated Capital (Note 4)                                   12,000              7,500

Deficit Accumulated During the Exploration Stage          (28,380)           (18,893)

Total Stockholders' Equity                                  9,420             14,407

Total Liabilities and Stockholders' Equity                 13,635             20,122





















  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)


                                         Accumulated from     For the        For the          For the          For the
                                         February 3, 2004   Three Months   Three Months     Nine Months      Nine Months
                                        (Date of Inception)    Ended          Ended            Ended            Ended
                                          to February 28,   February 28,   February 28,     February 28,     February 28,
                                               2006             2006           2005             2006             2005
                                                 $               $              $                $                $


Revenue                                          -                    -          -                  -              -

Expenses

 Donated rent (Note 4)                       6,000                  750        750              2,250          2,250
 Donated services (Note 4)                   6,000                  750        750              2,250          2,250
 General and administrative                    415                  164         27                237            149
 Mineral property costs                      5,500             		     2,000                  -          2,000
 Professional fees                          10,465                1,450          -              4,750              -

Total Expenses                              28,380                3,114      3,527              9,487          6,649

Net Loss                                  (28,380)              (3,114)    (3,527)            (9,487)        (6,649)

Net Loss Per Share - Basic
 and Diluted							     -          -                  -              -


Weighted Average Shares Outstanding                          9,012,000  8,988,000          9,012,000      7,209,000





























  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)


                                                             For the      For the
                                                           Nine Months  Nine Months
                                                              Ended        Ended
                                                           February 28, February 28,
                                                               2006         2005
                                                                $            $


Operating Activities

Net loss                                                        (9,487)      (6,649)

Adjustments to reconcile net loss to cash

Donated expenses                                                  4,500        4,500

Change in operating assets and liabilities

(Decrease) in accounts payable and accrued liabilities          (1,500)            -

Net Cash Used in Operating Activities                           (6,487)       (2,149)

Financing Activities

Issue of common stock for cash                                       -        20,800

Net Cash Provided by Financing Activities                            -        20,800

(Decrease) Increase in Cash                                     (6,487)       18,651

Cash - Beginning of Period                                      20,122         1,489

Cash - End of Period                                            13,635        20,140


Supplemental Disclosures

 Interest paid                                                       -             -
 Income taxes paid                                                   -             -
























  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)


1. Nature of Operations and Continuance of Business

   The Company was incorporated in the State of Nevada on February 3, 2004. The company has acquired a 100% interest in eight mineral claims located in the Atlin Mining Division, British Columbia, Canada.

   The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

   These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2006, the Company has accumulated losses of $28,380 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

   The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on December 12, 2005, that was declared effective on February 27, 2006, to register 4,012,000 shares of common stock for resale by existing shareholders of the Company at $0.20 per share until the shares are quoted on the OTC Bulletin Board, and thereafter at prevailing market prices. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2. Summary of Significant Accounting Policies

   (a)Basis of Presentation

      These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is May 31.

   (b)Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

   (c)Cash and Cash Equivalents

      The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

   (d)Basic and Diluted Net Income (Loss) Per Share

      The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

   (e)Financial Instruments

      The fair value of financial instruments, which include cash, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.
      Management does not believe the Company is subject to significant currency, credit, or interest risk.

Streamscape Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)


2. Summary of Significant Accounting Policies (continued)

   (f)Foreign Currency Translation

      The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

   (g)Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

   (h)Mineral Property Costs

      The Company has been in the exploration stage since its formation on March 1, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

   (i)Long-Lived Assets

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

   (j)Income Taxes

      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

   (k)Recent Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Streamscape Minerals Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

   (j)Recent Accounting Pronouncements (continued)

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

   (k)Interim Financial Statements

      The interim financial statements as at February 28, 2006 and for the nine month period then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3. Mineral Property

   The Company entered  into  an  Agreement dated May 15, 2004 to acquire a 100%
   interest in eight mineral claims                         located in the Atlin
   Mining  Division,  British Columbia,  Canada,  in  consideration  for  $3,500
   (paid). Title to the mineral claims remains in the name of the vendor, who holds the claims in trust for the Company.


4. Related Party Transactions

   (a)On May 21, 2004 the Company issued 5,000,000 shares at $0.001 per share to the President and Secretary of the Company for cash proceeds of $5,000.

   (b)During the nine month period ended February 28, 2006, the Company recognized a total of $2,250 (2005 - $2,250) for donated services at $250 per month and $2,250 (2005 - $2,250) for donated rent at $250 per month provided by the President of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this prospectus is to complete the recommended phase one and two exploration programs on the HR claims. We anticipate that the cost of these programs will total approximately $45,000.

Our budgets for the phase one and two exploration programs are as follows:


Budget - Phase 1

Prospecting:  wages(2 people), camp, transportation and analyses

TOTAL PHASE I                                   $10,000


BUDGET - PHASE 2

Preliminary Evaluation: wages (3 people), mechanical equipment, camp and transportation

      TOTAL                                     $30,000

      Contingency                               $ 5,000

      TOTAL PHASE II                            $35,000

GRAND TOTAL - PHASE I AND II                    $45,000

We have not retained a geologist to conduct any of the anticipated exploration work. Mr. Ostensoe, the author of the geological report on the HR claims, has indicated that he would be willing to conduct the proposed exploration programs on our behalf, subject to his availability. However, we do not have any agreement with him in this regard. His fees are included in the $45,000 exploration budget for the two phases.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $65,000.

While we have sufficient funds on hand to cover the phase one exploration costs, we will require additional funding in order to complete the phase two exploration program and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the HR claims.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our directors.

However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS FOR PERIOD ENDING FEBRUARY 28, 2006

We did not earn any revenues during the nine-month period ending February 28, 2006. We incurred operating expenses in the amount of $9,487 for the nine-month period ended February 28, 2006, as compared to a loss of $6,649 for the comparative period in the previous fiscal year. The increase in net loss in the current fiscal year is primarily a result of professional fees that we incurred in connection with the preparation and filing of our registration statement on Form SB-2, including audited financial statements, with the Securities & Exchange Commission.

Our operating expenses were comprised of professional fees of $4,750, donated rent of $2,250, donated services of $2,250 and general and administrative costs of $237.

At February 28, 2006, we had total assets of $13,635 consisting entirely of cash and $4,215 in liabilities consisting of accounts payable of $2,215 and accrued liabilities of $2,000.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2006. This evaluation was conducted by our chief executive officer, Ezio Montagliani and our principal accounting officer, Peter Keller.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.


CONCLUSIONS

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.     Changes in Securities

The Company did not issue any securities during the quarter ended February 28, 2006.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 13, 2006

Streamscape Minerals Inc.

/s/ Ezio Montagliani
------------------------------
Ezio Montagliani, President