Form 10KSB
period 2006-05-31
Streamscape Minerals Inc.
filed 2006-09-07
CIK 1346988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended MAY 31, 2006

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-130394


                            STREAMSCAPE MINERALS INC.
                 (Name of small business issuer in its charter)



             Nevada    				     Applied For
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                        455 Granville Street, Suite 500
                        Vancouver. B.C., Canada V6C 1T1
                    (Address of principal executive offices)

                                 (604) 771-3234
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

	Title of each class           Name of each exchange on which
	to be so registered           each class is to be registered

              None	                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                        	 Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes    X                               	No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes    X	                                No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

	      Yes    X   				No _____


State issuer's revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

      $802,400 as at September 7, 2006 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        9,012,000   shares  of  common  stock  as  at September 7, 2006

                                      TABLE OF CONTENTS

                                                                           PAGE

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4

ITEM 2:  DESCRIPTION OF PROPERTY..............................................8

ITEM 3:  LEGAL PROCEEDINGS....................................................8

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................8

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............8

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

ITEM 7:  FINANCIAL STATEMENTS................................................10

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

	 FINANCIAL DISCLOSURES.............................................  19

ITEM 8A:  CONTROLS AND PROCEDURES............................................19

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........19

ITEM 10:  EXECUTIVE COMPENSATION.............................................21

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....21

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................22

ITEM 13:  EXHIBITS AND REPORTS...............................................22

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................23

PART I


ITEM 1:  DESCRIPTION OF BUSINESS

IN GENERAL

We have commenced operations as an exploration stage company. An exploration stage company is involved in the search for mineral deposits. We own a 100% undivided right, title and interest in and to the mineral property known as the HR claims. Our interest in the property consists of the right to explore for and remove minerals from the property. There is no assurance that a commercially viable mineral deposit exists on the property.

Our plan of operation is to conduct exploration work on the HR claims in order to ascertain whether it possesses economic quantities of gold, tungsten, tin and molybdenum. There can be no assurance that economic mineral deposits or reserves exist on the HR claims until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the HR claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the HR claims. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

LOCATION ACCESS AND CLIMATE

The HR claims are located at Horse Creek, east of Surprise Lake, approximately 35 kilometers northeast of Atlin District, British Columbia. The claims can be accessed by small planes, local roads and water access to the Horse Creek area. Summer months provide water access and snowmobiles provide access in winter.

The Atlin district enjoys warm summers, cold winters and only slight precipitation of rain and snow in equal amounts. Permafrost is present in sheltered areas and may become a slight impediment to mineral property investigators.

PHYSIOGRAPHY

The HR claims are located in the valley of Horse Creek. Elevations vary from Surprise Lake at 942 meter elevations upwards to the treeline at 1,250 meters. The terrain features gentle slopes with thick growths of willow brush and berry bushes, sparse evergreen and a dense growth of shrubs and underbrush. Surprise Lake is at an elevation of 942 meters and nearby mountains rise to 2,000 meters.

PROPERTY AGREEMENT

On May 15, 2004, we entered into an agreement with Decoors Mining Corporation whereby they sold a 100% undivided right, title and interest in and to the HR claims to us for $3,500. Decoors Mining Corporation is a private British Columbia company owned by Peter Burjoski.

Decoors Mining Corporation holds these mineral claims in trust for us. It is a common procedure to have such claims held in trust given the expense that we would incur in registering as a recorded claim holder and as an extra-provincial company in British Columbia. We can request that the claims be registered in our name at any time.

If the trustee becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in British Columbia courts.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the HR claims or to seize the claims after obtaining judgment.

Specifics of the eight mineral claims are as follows:

Claim Name         Claim Number     Date of Recording     Date of Expiry

HR 1                HR1409400       April 14, 2004        April 14, 2007
HR 2                HR1409401       April 14, 2004        April 14, 2007
HR 3                HR1409402       April 14, 2004        April 14, 2007
HR 4                HR1409403       April 14, 2004        April 14, 2007
HR 5                HR1409404       April 14, 2004        April 14, 2007
HR 6                HR1409405       April 14, 2004        April 14, 2007
HR 7                HR1409406       April 14, 2004        April 14, 2007
HR 8                HR1409407       April 14, 2004        April 14, 2007

The total area of the claims is 200 hectares. The HR 1 - HR 8 claims expire on April 14, 2006. We must complete at least $100 in exploration work on each claim prior to the expiry date in order to extend the claim expiry date by one year. Title to the claims may be extended on this basis in perpetuity, unless the government changes the exploration work requirements, which is not anticipated. Otherwise, we will lose our ownership of the claims comprising the HR claims.

INFRASTRUCTURE AND CONDITION OF THE PROPERTY

The HR claims are free of mineral workings. There is no equipment or other infrastructure facilities located on the property. There is no power source located on the property. We will need to use portable generators if we require a power source for exploration of the HR claims.

MINERALIZATION AND GEOLOGY

In this section, the following technical geological terms have the indicated meanings:

Bedrock: solid rock that underlies loose material, such as soil, sand, clay, or gravel

Outcrops: a portion of bedrock or other stratum protruding through the soil level

Plutonic: eruptive or igneous rock consolidated at depth

Igneous rock: formed as a result of the hardening of lava or magma (molten rock)

Batholith: a well shaped body of large dimensions of plutonic rocks, mainly of granitic kind

Sodic: relating to or containing sodium

Plagioclase: a common mineral in igneous rocks containing calcium, sodium, aluminium, silicon and oxygen.

Quartz: a white or clear rock composed of silica and oxygen that is often found in close proximity to gold

Potassium Feldspar: rock forming mineral containing potassium

Tungsten: a hard, brittle, corrosion-resistant, gray to white metallic element extracted from wolframite, scheelite, and other minerals, having the highest melting point and lowest vapour pressure of any metal.

Tin: a malleable, silvery metallic element obtained chiefly from cassiterite

Fluorite: a mineral that is often fluorescent in ultraviolet light and occurs in light green, blue, yellow, brown and colorless forms

Magnetite: the mineral form of black iron oxide, that often occurs with magnesium, zinc, and manganese and is an important ore of iron

Uranium: a heavy silvery-white element, radioactive and toxic and easily oxidized

The HR claims occupy the valley of Horse Creek at the central east side of Surprise Lake. Bedrock outcrops are sparcly distributed but available geological information indicates that the area is underlain by plutonic rocks of the Surprise Lake batholith. This body of approximately 600 square kilometres comprises coarse to very coarse grained sodic plagioclase, quartz and potassium feldspar. The Surprise Lake batholith and its contact zones host several tungsten, tin, fluorite, magnetite and uranium occurrences.

EXPLORATION HISTORY

British Columbia government data recorded that miners working with only rudimentary tools and with a minimum of amenities obtained approximately 11 ounces of placer gold from the HR claims. No other known exploration has been conducted on these claims, other than initial exploration that we have conducted on the claims.

There is no current exploration being conducted on the HR claims. We have no conducted any exploration on the claims to date, although we did spend $3,500 in order to acquire our interest on the claims.

GEOLOGICAL REPORT

The geology report on the property was prepared by E.A. Ostensoe.

Mr. Ostensoe is a professional geoscientist who graduated from the University of British Columbia with a bachelor of science degree in honors geology in 1960.
He has practiced his profession as a geologist for over 40 years in primarily western and northern Canada, the western United States. He is a member of the Association of Professional Engineers and Geoscientists of the Province of British Columbia.

Mr. Ostensoe's report states that careful prospecting is warranted on the HR claims. The placer gold potential of the claims should be further explored using modern tools.

He recommends conventional prospecting of the HR claims by a two-person team. He estimates that wages, camp, transportation and analysis costs will be approximately $10,000 for this phase one exploration program. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. We plan to conduct this phase one exploration program in April 2006. We estimate that the program, including interpretation of results, will take approximately one month to complete.

Mr. Ostensoe recommends a phase two program upon the completion of phase one that would consist of a preliminary evaluation of the placer mining opportunities for the property. Wages, mechanical equipment, camp and transportation are estimated to cost $30,000. Mr. Ostensoe has also incorporated a $5,000 contingency allowance due to the uncertainty of access routes, complications related to machinery and ground conditions along Horse Creek. We plan to conduct this phase two exploration program in the summer of

2006. We estimate that the program, including interpretation of results, will take approximately two months to complete.


COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the British Columbia specifically. We have not obtained any approvals or permits in order to complete the recommended phase one and two exploration programs on the HR claims. However, to engage in advanced exploration phases, we will require work permits, the posting of bonds, and the performance of remediation work for any significant physical disturbance to the land. Also, to operate a working mine in the jurisdiction, the Environmental Assessment Act may require an environmental review process. The cost of complying with these regulations may cost as much as $100,000 during the course of exploration that will be necessary to determine whether the HR claims contain economic mineralization.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Reclamation and environmental mediation essentially means that we have to take steps to put the property surface back in the same state as we initially found it. These steps usually include earth movement to fill any holes we create during exploration and tree planting.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

      -     Water discharge will have to meet water standards;

      -     Dust generation will have to be minimal or otherwise re-mediated;

      - Dumping of material on the surface will have to be re-contoured and re-vegetated;

      - An assessment of all material to be left on the surface will need to be environmentally benign;

      - Ground water will have to be monitored for any potential contaminants;

      - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
      - There will have to be an impact report of the work on the local fauna and flora.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.


SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% undivided right, title and interest to explore and extract minerals from the eight mineral claims comprising the HR claims. We do not own any real property interest in the HR claims or in any other property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 7251 Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock do not trade on any stock exchange or quotation system. We have retained a market maker to file an application for quotation on the OTC Bulletin Board on our behalf. However, there is not guarantee that this application will be accepted.

We have 28 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operations for the twelve months following the date of this annual report is to complete the recommended phase one and two exploration programs on the HR claims. We anticipate that the cost of these programs will total approximately $45,000.

Our budgets for the phase one and two exploration programs are as follows:

BUDGET - PHASE 1

Prospecting:  wages (2 people), camp, transportation and analyses

TOTAL PHASE I                                                 $10,000

BUDGET - PHASE 2

Preliminary Evaluation: wages (3 people), mechanical equipment, camp and transportaion

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

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in order for us to comply with reporting obligations.

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

RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION THROUGH MAY 31, 2006

We have not earned any revenues from our incorporation on February 3, 2004 to May 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the HR claims, which is doubtful. We have commenced the exploration stage of our business but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $36,023 for the period from our inception on February 3, 2004 to May 31, 2006. These operating expenses were comprised of donated rent of $6,750, donated services of $6,750, general and administrative of $1,308, mineral property costs of $5,500 and professional fees of $15,715.

We have not attained profitable operations and are dependent upon obtaining additional financing to pursue exploration activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.



ITEM 7:  FINANCIAL STATEMENTS





Streamscape Minerals, Inc.
(An Exploration Stage Company)

May 31, 2006

                                                                           Index

Report of Independent Registered Public Accounting Firm.....................F-1

Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Cash Flows....................................................F-4

Statement of Stockholders' Equity...........................................F-5

Notes to the Financial Statements...........................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Streamscape Minerals, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Streamscape Minerals, Inc. (An Exploration Stage Company) as of May 31, 2006 and 2005 and the related statements of operations, cash flows and stockholders' equity for the years then ended and accumulated from February 3, 2004 (Date and Inception) to May 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Streamscape Minerals, Inc. (An Exploration Stage Company) as of May 31, 2006 and 2005 and the results of its operations, cash flows and stockholders' equity for the years then ended and accumulated from February 3, 2004 (Date of Inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has generated no revenues and has accumulated losses from operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 15, 2006

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)


                                                         May 31,        May 31,
                                                           2006           2005
                                                           $            $

ASSETS

Current Assets

 Cash                                                      12,937         20,122
--------------------------------------------------------------------------------

Total Assets                                               12,937         20,122
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

 Accounts Payable                                           3,410            215
 Accrued Liabilities (Note 4)                               6,250
                                                            5,500
--------------------------------------------------------------------------------

Total Liabilities                                           9,660          5,715
--------------------------------------------------------------------------------

Contingencies (Note 1)

Stockholders' Equity

Common Stock:
75,000,000 shares authorized with a par value of $0.001;    9,012          9,012
9,012,000 shares issued and outstanding

Additional Paid-in Capital                                 16,788         16,788

Donated Capital (Note 5)				   13,500          7,500

Deficit Accumulated During the Exploration Stage	  (36,023)	 (18,893)
--------------------------------------------------------------------------------

Total Stockholders' Equity                                  3,277         14,407
--------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                 12,937         20,122
--------------------------------------------------------------------------------



  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)


                                                Accumulated from
                                                February 3, 2004      For the     For the
                                               (Date of Inception)  Year Ended   Year Ended
                                                   to May 31,         May 31,     May 31,
                                                      2006             2006         2005
                                                        $                $           $


Revenue                                                 -                    -            -

Expenses

 Donated rent (Note 5)                              6,750                3,000        3,000
 Donated services (Note 5)                          6,750                3,000        3,000
 General and administrative                         1,308                1,130          167
 Mineral property costs                             5,500                    -        2,000
 Professional fees                                 15,715               10,000        5,500

 Total Expenses                                    36,023               17,130       13,667

Net Loss                                         (36,023)             (17,130)     (13,667)


Net Loss Per Share - Basic and Diluted                                      -            -


Weighted Average Shares Outstanding                                 9,012,000    7,664,000



  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)


                                                Accumulated from
                                                February 3, 2004    For the    For the
                                               (Date of Inception) Year Ended Year Ended
                                                   to May 31,       May 31,    May 31,
                                                      2006            2006       2005
                                                        $              $          $


Operating Activities

Net loss                                          (36,023)           (17,130)   (13,667)

Adjustment to reconcile net loss to cash

   Donated expenses                                 13,500              6,000      6,000

    Change in operating assets and liabilities

    Accounts payable and accrued liabilities         9,660              3,945      5,500

    Net Cash Used in Operating Activities          (12,863)            (7,185)    (2,167)

    Financing Activities

    Issuance of common stock for cash               25,800                  -     20,800

Net Cash Provided by Financing Activities           25,800                  -     20,800

Increase (Decrease) in Cash                         12,937            (7,185)     18,633

Cash - Beginning of Period                               -             20,122      1,489

Cash - End of Period                                12,937             12,937     20,122


Supplemental Disclosures

 Interest paid                                           -                  -          -
 Income taxes paid                                       -                  -          -



  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period from February 3, 2004 (Date of inception) to May 31, 2006 (Expressed in US dollars)


                                                                                             Deficit
                                                                                           Accumulated
                                                                       Additional          During the
                                                       Common           Paid-in   Donated  Exploration
                                                        Stock   Amount  Capital   Capital     Stage         Total
                                                          #       $        $         $          $             $
Balance - February 3, 2004 (Date of inception)                -      -          -        -       -              -

May 21, 2004 - issued for cash at $0.001 per share    5,000,000  5,000          -        -       -          5,000

Donated services and rent                                     -      -          -    1,500       -          1,500

Net loss for the period                                       -      -          -        -  (5,226)        (5,226)

Balance - May 31, 2004                                5,000,000  5,000          -    1,500  (5,226)         1,274

August 19, 2004 - issued for cash at $0.001 per share 2,400,000  2,400          -        -       -          2,400

December 3, 2004 - issued for cash at $0.01 per share 1,600,000  1,600     14,400        -       -          16,000

February 8, 2005 - issued for cash at $0.20 per share    12,000     12      2,388        -       -          2,400

Donated services and rent                                     -      -          -    6,000       -          6,000

Net loss for the year                                         -      -          -        - (13,667)       (13,667)

Balance - May 31, 2005                                9,012,000  9,012     16,788    7,500 (18,893)        14,407

Donated services and rent                                     -      -          -    6,000       -          6,000

Net loss for the year                                         -      -          -        - (17,130)       (17,130)

Balance - May 31, 2006                                9,012,000  9,012     16,788   13,500 (36,023)         3,277




  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)


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

   These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2006, the Company has accumulated losses of $36,023 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

   The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission on December 12, 2005, that was declared effective on February 27, 2006, to register 4,012,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.


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

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

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

   (g)Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

   (k)Recent Accounting Pronouncements

      In 2006, the FASB has issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" and No. 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", but they will not have a material effect in the Company's results of operations or financial position. Therefore, a description and its impact for each on the Company's operations and financial position have not been disclosed.

3.    Mineral Property

   The Company entered into an Agreement dated May 15, 2004 to acquire a 100% interest in eight mineral claims located in the Atlin Mining Division, British Columbia, Canada, in consideration for $3,500. Title to the mineral claims remains in the name of the vendor, who holds the claims in trust for the Company.


4. Accrued Liabilities

   At May 31, 2006, accrued liabilities of $6,250 consists of $5,000 of legal fees and $1,250 of accounting and audit fees.


5. Related Party Transactions

   During the fiscal year ended May 31, 2006, the Company recognized a total of $3,000 (2005 - $3,000) for donated services at $250 per month and $3,000 (2005 - $3,000) for donated rent at $250 per month provided by the President of the Company.


6. Common Stock


      a) On August 19 2004, the Company issued 2,400,000 shares of common stock at a price of $0.001 per share for cash proceeds of $2,400.

      b) On December 3, 2004 the Company issued 1,600,000 shares of common stock at a price of $0.01 per share for cash proceeds of $16,000.

      c) On February 8, 2005 the Company issued 12,000 shares of common stock at a price of $0.20 per share for cash proceeds of $2,400.


7. Income Taxes


   Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has non-capital losses carried forward totalling $22,500 for US tax purposes, which expire starting in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended May 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $3,885 and $2,695 respectively.

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)

   The components of the net deferred tax asset at May 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                    May 31,  May 31,
                                     2006     2005
                                       $        $

 Net Operating Loss Carry forwards  22,500   11,400

 Statutory Tax Rate                     35%      35%

 Effective Tax Rate                    -        -

 Deferred Tax Asset                  7,875    3,990

 Valuation Allowance                (7,875)  (3,990)
-----------------------------------------------------

 Net Deferred Tax Asset                -        -
-----------------------------------------------------



ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer and director and his respective age as of the date of this annual report is as follows:

DIRECTOR:

NAME OF DIRECTOR                 AGE
---------------------           -----
Ezio Montagliani                 48
Peter Keller                     43

EXECUTIVE OFFICERS:

NAME OF OFFICER                  AGE            OFFICE
---------------------           -----           -------
Ezio Montagliani                 48             President, CEO
and Director

Peter Keller                     43             Secretary and Treasurer
                                                and Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

MR. EZIO MONTAGLIANI has acted as our president, chief executive officer, and a director since our incorporation on February 3, 2004. Since June 1995, he has been self-employed as the principal of Spark Holdings Inc., a private company involved in project development. The company's current projects involve the development of a mobile home park in West Edmonton, Alberta, a security software company in Vancouver, British Columbia and a video compression technology company in Los Angeles.

Mr. Montagliani does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Montagliani intends to devote approximately 25% of his business time, or approximately ten hours per week, to our affairs.

MR. PETER KELLER has acted as our secretary, treasurer and a director since our incorporation on February 3, 2004. Since April 1992, Mr. Keller has acted as the principal of The Candle Man, a proprietorship involved in the manufacture and distribution of candles.

Mr. Keller does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Montagliani intends to devote approximately 25% of his business time, or approximately ten hours per week, to our affairs.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


				       Number	Transactions   Known Failures
                                       Of late	Not Timely     To File a
Name and principal position            Reports  Reported       Required Form
----------------------------------     -------	------------   --------------
Ezio Montagliani                       0          0            1
(President CEO and director)

Peter Keller                           0          0            1
(Secretary, treasurer and director)


ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on February 3, 2004 to May 31, 2006.

			 ANNUAL COMPENSATION

                                  OTHER RESTRICTED OPTIONS/ LTIP    OTHER
                                        STOCK      SARS     PAYOUTS COMP
NAME    TITLE   YEAR SALARY BONUS COMP. AWARDED    (#)      ($)
_______________________________________________________________________
Ezio    Pres.   2006   $0     0      0      0       0       0       0
Montag- CEO     2005   $0     0      0      0       0       0       0
liani   & Dir

Peter   Sec.    2006   $0     0      0      0       0       0       0
Keller  Tres.   2005   $0     0      0      0       0       0       0
        & Dir

STOCK OPTION GRANTS

We have not granted any stock options to the executive officer since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with Mr. Montagliani or Mr. Keller. We do not pay them any amount for acting as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officer and director, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                AMOUNT OF
TITLE OF       NAME AND ADDRESS                 BENEFICIAL     PERCENT
CLASS          OF BENEFICIAL OWNER              OWNERSHIP      OF CLASS

COMMON         Ezio Montagliani                 2,500,000      27.7%
STOCK          President, Chief
               Executive Officer
               and Director
               550 Beatty St., Suite 412
               Vancouver, BC

COMMON         Peter Keller                     2,500,000      27.7%
STOCK          Secretary and Treasurer
               and Director
               455 Granville St., Suite 500
               Vancouver, BC V3W 1C4

COMMON         All officers and directors       5,000,000      55.4%
STOCK          as a group that consists of
               one person

The percent of class is based on 9,012,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 21, 2004, we issued 2,500,000 shares of our common stock at $0.001 per share to each of our president, Ezio Montagliani, and our secretary and treasurer, Peter Keller.

From our inception on February 3, 2004 to August 31, 2006, we recognized a total of $6,750 in donated rent and $6,750 in donated services from our president, Ezio Montagliani.

Mr. Montagliani provides management services and office premises to us free of charge. The donated services are valued at $250 per month and the donated office premises are valued at $250 per month. During the period from our inception on February 3, 2004 to August 31, 2006, donated services of $6,750 and donated rent expense of $6,750 were charged to operations.

Otherwise, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;
  *  Any person proposed as a nominee for election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  *  Our promoters, Ezio Montagliani and Peter Keller
  * Any member of the immediate family of any of the foregoing persons.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number             Description

  3.1     Articles of Incorporation
  3.2     Bylaws
 10.1     Mineral Property Purchase Agreement dated May 14, 2005
 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1      Claims location map


*  filed as an exhibit to our SB-2 dated December 16, 2005

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Manning Elliott, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                Period from February 3,   Fiscal year ended
                                 2004 to May 31, 2005       May 31, 2006

Audit fees                             Nil                  $6,000
Audit-related fees                     Nil                     Nil
Tax fees                               Nil                     Nil
All other fees                         Nil                     Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Streamscape Minerals Inc.


By      /s/ Ezio Montagliani
        Ezio Montagliani
        President, CEO & Director
        Date: September 7, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Peter Keller
        Peter Keller
        Secretary, Treasurer, Director and CFO
        Date: September 7, 2006