Form 10QSB
period 2006-08-31
Streamscape Minerals Inc.
filed 2006-11-02
CIK 1346988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   August 31, 2006
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,012,000 shares of $0.001 par value common stock outstanding as of November 1, 2006

Streamscape Minerals, Inc.
(An Exploration Stage Company)

August 31, 2006

                                                                           Index

Balance Sheets...............................................................F-1

Statements of Operations.....................................................F-2

Statements of Cash Flows.....................................................F-3

Notes to the Financial Statements............................................F-4

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited)

                                                             August 31, 2006   May 31,2006
                                                              $                 $


ASSETS

Current Assets

Cash                                                            4,695                12,937

Total Assets                                                    4,695                12,937


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Accounts payable                                               1,465                 3,410
 Accrued liabilities (Note 4)                                  10,900		      6,250

Total Liabilities                                              12,365                 9,660

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common Stock:
75,000,000 shares authorized with a par value of $0.001;
9,012,000 shares issued and outstanding			        9,012                 9,012

Additional Paid-in Capital                                     16,788                16,788

Donated Capital (Note 5)                                       15,000                13,500

Deficit Accumulated During the Exploration Stage             (48,470)              (36,023)

Total Stockholders' Equity (Deficit)                          (7,670)                 3,277

Total Liabilities and Stockholders' Equity (Deficit)            4,695                12,937







  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)


                                                    Accumulated from      For the      For the
                                                    February 3, 2004   Three Months  Three Months
                                                   (Date of Inception)     Ended        Ended
                                                      to August 31,     August 31,    August 31,
                                                          2006             2006          2005
                                                            $                $            $


Revenue                                                     -                    -            -
Expenses

 Donated rent (Note 5)                                  7,500                  750          750
 Donated services (Note 5)                              7,500                  750          750
 General and administrative                             6,355                5,047           28
 Mineral property costs                                 5,500                    -            -
 Professional fees                                     21,615                5,900        3,300

Total Expenses                                         48,470               12,447        4,828

Net Loss                                              (48,470)             (12,447)      (4,828)

Net Loss Per Share - Basic and Diluted              				 -            -

Weighted Average Shares Outstanding                     		  9,012,000   9,012,000









  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)


                                                                             For the      For the
                                                                           Three Months Three Months
                                                                              Ended        Ended
                                                                            August 31,   August 31,
                                                                               2006         2005
                                                                                $            $


Operating Activities

Net loss                                                                       (12,447)      (4,828)

Adjustment to reconcile net loss to net cash used in operating activities:

  Donated services and rent                                                      1,500        1,500

Change in operating assets and liabilities

  Accounts payable and accrued liabilities                                       2,705        3,300

Net Cash Used in Operating Activities                                           (8,242)         (28)

Decrease in Cash                                                                (8,242)         (28)

Cash - Beginning of Period                                                      12,937       20,122

Cash - End of Period                                                             4,695       20,094

Supplemental Disclosures

 Interest paid                                                                       -            -
 Income taxes paid                                                                   -            -









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

   These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2006, the Company has accumulated losses of $48,470 since inception and a working capital deficiency of $7,670. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


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

   (e)Financial Instruments

      The fair values of financial instruments, which include cash, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.
      Management does not believe the Company is subject to significant currency, credit, or interest risk.

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

   (g)Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

   (h)Mineral Property Costs

      The Company has been in the exploration stage since its formation on February 3, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

   (j)Income Taxes

      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

   (k)Recent Accounting Pronouncements

      In February, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments" and in March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

   (l)Interim Financial Statements

      These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3. Mineral Properties

   The Company entered into an Agreement dated May 15, 2004 to acquire a 100% interest in eight mineral claims located in the Atlin Mining Division, British Columbia, Canada, for consideration of $3,500. Title to the mineral claims remains in the name of the vendor, who holds the claims in trust for the Company.


4. Accrued Liabilities

   As at August 31, 2006, accrued liabilities of $6,900 consists of $6,000 of legal fees and $900 of accounting and audit fees (May 31, 2006 - $6,250 consists of $5,000 of legal fees and $1,250 of accounting and audit fees).


5. Related Party Transactions

   During the three months ended August 31, 2006, the Company recognized $750 (2005 - $750) for donated services at $250 per month and $750 (2005 - $750) for donated rent at $250 per month provided by the President of the Company.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING AUGUST 31, 2006

We did not earn any revenues during the three-month period ending August 31, 2006. We incurred operating expenses in the amount of $12,447 for the three-month period ended August 31, 2006, as compared to a loss of $4,828 for the comparative period in the previous fiscal year. The increase in net loss in the current fiscal year is primarily a result of an increase in professional fees ($5,900 in fiscal 2006 as compared to $3,300 in fiscal 2005) and general and administrative costs ($5,047 in fiscal 2006 as compared to $28 in fiscal 2005).

Our operating expenses were comprised of professional fees of $5,900, general and administrative costs of $5,047, donated rent of $750 and donated services of $750

At August 31, 2006, we had total assets of $4,695 consisting entirely of cash and $12,365 in liabilities consisting of accounts payable of $1,465 and accrued liabilities of $10,900.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on August 31, 2006. This evaluation was conducted by our chief executive officer, Ezio Montagliani and our principal accounting officer, Peter Keller.

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

Item 2.     Changes in Securities

The Company did not issue any securities during the quarter ended August 31, 2006.

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

DATED:  August 31, 2006

Streamscape Minerals Inc.

/s/ Ezio Montagliani
------------------------------
Ezio Montagliani, President