Form 10QSB
period 2006-11-30
Streamscape Minerals Inc.
filed 2007-01-23
CIK 1346988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended   November 30, 2006
                                      ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-130394
                            -----------------

                           STREAMSCAPE MINERALS INC.
      -------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

            Nevada 				      Pending
---------------------------------         -------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

1125 Howe Street, Suite 915
Vancouver, British Columbia   				V6Z 2K8
----------------------------------------      -----------------------------
(Address of principal executive offices)              (Zip Code)


Issuer's telephone number, including area code:        (604) 771-3234
                                                ---------------------------

     455 Granville Street, Suite 500, Vancouver, British Columbia, V6C 1T1
    -----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,012,000 shares of $0.001 par value common stock outstanding as of January 22, 2007

Streamscape Minerals, Inc.
(An Exploration Stage Company)

November 30, 2006

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

Statements of Operations.....................................................F-2

Statements of Cash Flows.....................................................F-3

Notes to the Financial Statements............................................F-4

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(unaudited)


                                                             November 30, 2006  May 31, 2006
                                                                   $                $

ASSETS

Current Assets

  Cash                                                             83                 12,937

Total Assets                                                       83                 12,937


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

 Accounts payable                                               2,390                  3,410
 Accrued liabilities (Note 4)                                   5,285                  6,250
 Due to related parties (Note 5(b))                            15,000                      -

Total Liabilities                                              22,675                  9,660

Contingencies (Note 1)

Stockholders' Equity (Deficit)

Common Stock:
75,000,000 shares authorized with a par value of $0.001;
9,012,000 shares issued and outstanding				9,012                  9,012

Additional Paid-in Capital                                     16,788                 16,788

Donated Capital (Note 5(a))                                    16,500                 13,500

Deficit Accumulated During the Exploration Stage              (64,892)               (36,023)

Total Stockholders' Equity (Deficit)                          (22,592)                 3,277

Total Liabilities and Stockholders' Equity (Deficit)               83                 12,937




















  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(unaudited)



                                        Accumulated from     For the      For the      For the      For the
                                        February 3, 2004   Three Months Three Months  Six Months   Six Months
                                       (Date of Inception)    Ended        Ended        Ended        Ended
                                         To November 30,   November 30, November 30, November 30, November 30,
                                              2006             2006         2005         2006         2005
                                                $               $            $            $            $


Revenue                                         -                  -            -              -           -

Expenses

 Donated rent (Note 5(a))                   8,250                750          750          1,500       1,500
 Donated services (Note 5(a))               8,250                750          750          1,500       1,500
 General and administrative                18,517             12,162           44         17,209          72
 Mineral property costs                     5,500                  -            -              -           -
 Professional fees                         24,375              2,760            -          8,660       3,300

Total Expenses                             64,892             16,422        1,544         28,869       6,372

Net Loss                                 (64,892)           (16,422)      (1,544)       (28,869)     (6,372)


Net Loss Per Share - Basic and Diluted                             -               -           -           -


Weighted Average Shares Outstanding                        9,012,000       9,012,000   9,012,000   9,012,000








  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)



                                                                             For the      For the
                                                                            Six Months   Six Months
                                                                              Ended        Ended
                                                                           November 30, November 30,
                                                                               2006         2005
                                                                                $            $


Operating Activities

Net loss for the period                                                        (28,869)      (6,372)

Adjustment to reconcile net loss to net cash used in operating activities:

  Donated services and rent                                                       3,000        3,000

Change in operating assets and liabilities:

  Accounts payable and accrued liabilities                                      (1,985)        (700)

Net Cash Used in Operating Activities                                          (27,854)      (4,072)

Financing Activities

 Advances from related parties                                                   15,000            -

Net Cash Provided by Financing Activities                                        15,000            -

Decrease in Cash                                                               (12,854)      (4,072)

Cash - Beginning of Period                                                       12,937       20,122

Cash - End of Period                                                                 83       16,050


Supplemental Disclosures

 Interest paid                                                                        -            -
 Income taxes paid                                                                    -            -











  (The Accompanying Notes are an Integral Part of these Financial Statements)

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

1. Nature of Operations and Continuance of Business

   The Company was incorporated in the State of Nevada on February 3, 2004. The Company has acquired a 100% interest in eight mineral claims located in the Atlin Mining Division in British Columbia, Canada.

   The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "Accounting and Reporting by Development Stage Enterprises". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

   These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficiency of $22,592 and has accumulated losses of $64,892 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.


2. Summary of Significant Accounting Policies

   (a)Basis of Presentation

      These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is May 31.

   (b)Interim Financial Statements

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

   (c)Use of Estimates

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

   (d)Cash and Cash Equivalents

      The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

   (e)Basic and Diluted Net Income (Loss) Per Share

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

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

   (f)Financial Instruments

      The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management does not believe the Company is subject to significant currency, credit, or interest risk.

   (g)Foreign Currency Translation

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

   (h)Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

   (i)Mineral Property Costs

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

   (j)Long-Lived Assets

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

   (k)Income Taxes

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

Streamscape Minerals, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US Dollars)
(unaudited)

2. Summary of Significant Accounting Policies (continued)

   (l)Recent Accounting Pronouncements

      In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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


4. Accrued Liabilities

   As at November 30, 2006, accrued liabilities consists of $5,285 (May 31, 2006
   - $6,250) of legal fees and $nil (May 31, 2006 - $1,250) of accounting and audit fees.


5. Related Party Transactions

   a.)During  the  six  months ended November 30, 2006, the  Company  recognized
      $1,500 (2005 - $1,500) for donated services at $250 per month and $1,500 (2005 - $1,500) for donated rent at $250 per month provided by the President of the Company.

   b.)At November 30, 2006, the Company is indebted to the President of the Company for $15,000 representing cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

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

We will require additional funding in order to complete the phase one and phase two exploration programs and to cover all of our anticipated administrative expenses and to proceed with any subsequent exploration work on the HR claims.

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

RESULTS OF OPERATIONS FOR PERIOD ENDING NOVEMBER 30, 2006

We did not earn any revenues during the six-month period ending November 30, 2006. We incurred operating expenses in the amount of $28,869 for the six-month period ended November 30, 2006, as compared to a loss of $6,372 for the comparative period in the previous fiscal year. The increase in net loss in the current fiscal year is primarily a result of an increase in and general and administrative costs ($17,209 in fiscal 2006 as compared to $72 in fiscal
2005)and in professional fees ($8,660 in fiscal 2006 as compared to $3,300 in fiscal 2005).

Our operating expenses were comprised of professional fees of $17,209, general and administrative costs of $8,660, donated rent of $1,500 and donated services of $1,500.

At November 30, 2006, we had total assets of $83 consisting entirely of cash and $22,675 in liabilities consisting of accounts payable of $2,390, accrued liabilities of $5,285 and $15,000 due to related parties.

ITEM 3:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on November 30, 2006. This evaluation was conducted by our chief executive officer, Ezio Montagliani and our principal accounting officer, Peter Keller.

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

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended November 30, 2006.

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

DATED:  January 22, 2007

Streamscape Minerals Inc.

/s/ Ezio Montagliani
------------------------------
Ezio Montagliani, President