Form 10QSB
period 2007-02-28
Streamscape Minerals Inc.
filed 2007-05-14
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to ____________

Commission File Number 333-130394

VERUTEK TECHNOLOGIES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1125 Howe Street, Suite 915
Vancouver, British Columbia	V6Z 2K8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (604) 771-3234

STREAMSCAPE MINERALS INC.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of  common stock, as of the latest practicable date: 2,019,722 shares of $0.001 par value common stock outstanding as of May 14, 2007

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

February 28, 2007

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Balance Sheets
(Expressed in US Dollars)
(unaudited)

	February 28, 2007 $	May 31, 2006 $
ASSETS

Current Assets

Cash	2,150	12,937
Prepaid expenses	100	-

Total Assets	2,250	12,937

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	1,990	3,410
Accrued liabilities (Note 4)	6,785	6,250
Due to related parties (Note 5)	19,200	-

Total Liabilities	27,975	9,660

Contingencies (Note 1)

Stockholders’ Equity (Deficit)

Common Stock:
75,000,000 shares authorized with a par value of $0.001; 2,019,722 shares issued and outstanding (Note 6)	2,020	2,020

Additional Paid-in Capital	23,780	23,780

Donated Capital (Note 5)	18,000	13,500

Deficit Accumulated During the Exploration Stage	(69,525)	(36,023)

Total Stockholders’ Equity (Deficit)	(25,725)	3,277

Total Liabilities and Stockholders’ Equity (Deficit)	2,250	12,937

(The Accompanying Notes are an Integral Part of these Financial Statements)

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Accumulated from	For the	For the	For the	For the
	February 3, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Donated rent (Note 4)	9,000	750	750	2,250	2,250
Donated services (Note 4)	9,000	750	750	2,250	2,250
General and administrative	18,857	340	164	17,549	237
Mineral property costs	5,500	-	-	-	-
Professional fees	27,168	2,793	1,450	11,453	4,750

Total Expenses	69,525	4,633	3,114	33,502	9,487

Net Loss	(69,525)	(4,633)	(3,114)	(33,502)	(9,487)

Net Loss Per Share - Basic and Diluted		-	-	(0.02)	-

Weighted Average Shares Outstanding		2,019,772	2,019,772	2,019,772	2,019,772

(The Accompanying Notes are an Integral Part of these Financial Statements)

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2007	2006
	$	$

Operating Activities

Net loss	(33,502)	(9,487)

Adjustments to reconcile net loss to cash

Donated expenses	4,500	4,500

Change in operating assets and liabilities

Prepaid expenses	(100)	-
Accounts payable and accrued liabilities	(885)	(1,500)

Net Cash Used in Operating Activities	(29,987)	(6,487)

Financing Activities

Advances from related parties	19,200	-

Net Cash Provided by Financing Activities	19,200	-

(Decrease) Increase in Cash	(10,787)	(6,487)

Cash - Beginning of Period	12,937	20,122

Cash - End of Period	2,150	13,635

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The Accompanying Notes are an Integral Part of these Financial Statements)

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Notes to Financial Statements

1. Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on February 3, 2004 under the name Streamscape Minerals, Inc. On May 4, 2007, the Company changed its name to VeruTEK Technologies, Inc. The Company has acquired a 100% interest in eight mineral claims located in the Atlin Mining Division in British Columbia, Canada.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficiency of $25,725 and has accumulated losses of $69,525 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

(a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is May 31.

(b)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

(e)	Basic and Diluted Net Income (Loss) Per Share

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

(f)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management does not believe the Company is subject to significant currency, credit, or interest risk.

(g)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)	Mineral Property Costs

The Company has been in the exploration stage since its formation on February 3, 2004 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

(k)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

l)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

VeruTEK Technologies, Inc.
(formerly Streamscape Minerals, Inc.)
(An Exploration Stage Company)

Notes to Financial Statements

4. Accrued Liabilities

As at February 28, 2007, accrued liabilities consist of $6,875 of legal fees. (May 31, 2006 - $6,250 consists of $5,000 of legal fees and $1,250 of accounting and audit fees).

5. Related Party Transactions

a.)
During the nine months ended February 28, 2007, the Company recognized $2,250 (2006 - $2,250) for donated services at $250 per month and $2,250 (2006 - $2,250) for donated rent at $250 per month provided by the President of the Company.

b.)
At February 28, 2007, the Company is indebted to the President of the Company for $19,200 representing cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

6. Subsequent Events

Effective April 30, 2007, the Company effected a name change to VeruTEK Technologies, Inc. from Streamscape Minerals, Inc.; and effected a one for 4.462 reverse stock split of its shares of common stock, (i) to increase the authorized shares to 150,000,000 shares of common stock, $.001 par value per share, and (ii) to authorize 10,000,000 shares of preferred stock, $.001 par value per share. The reverse split and name change was effective with the NASD at the opening of business on May 4, 2007. All share amounts have been retroactively adjusted for all periods presented.

On May 9, 2007, the Company entered into and closed a share exchange agreement with VeruTEK Technologies, Inc. ("VeruTEK”), and each of VeruTEK's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of VeruTEK from the VeruTEK shareholders in exchange for 17,634,112 shares of the Company’s common stock.

The consummation of the Purchase Agreement was completed in conjunction with certain accredited and institutional investors for the purchase of the Company’s common stock simultaneous with the closing of the Purchase Agreement under terms and conditions approved by the Company’s board of directors.

In connection with the acquisition of VeruTEK on May 9, 2007, Ezio Montagliani, resigned as president and chief executive officer. John Collins has been appointed to serve as the Company's chairman and chief executive officer, George Hoag has been appointed to serve as vice president, and Michael Vagnini has been appointed to serve as the Company's chief financial officer. Mr. Collins was also elected to the Company's Board.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation

Subsequent to the period ending February 28, 2007, the Company entered into and closed a share exchange agreement with VeruTEK Technologies, Inc., a Delaware corporation ("VeruTEK”), and each of VeruTEK's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of VeruTEK from the VeruTEK shareholders in exchange for 17,634,112 shares of the Company’s common stock. The consummation of the Purchase Agreement was completed in conjunction with certain accredited and institutional investors for the purchase of the Company’s common stock simultaneous with the closing of the Purchase Agreement under terms and conditions approved by the Company’s board of directors.

The Company will now go forward as a combined company in the area of environmental remediation for governmental agencies.

Results Of Operations For Period Ending February 28, 2007

We did not earn any revenues during the nine-month period ending February 28, 2007. We incurred operating expenses in the amount of $33,502 for the nine-month period ended February 28, 2007, as compared to a loss of $9,487 for the comparative period in the previous fiscal year. The increase in net loss in the current fiscal year is primarily a result of an increase in and general and administrative costs ($17,549 in fiscal 2007 as compared to $237 in fiscal 2006)and in professional fees ($11,453 in fiscal 2007 as compared to $9,487 in fiscal 2006).

Our operating expenses were comprised of professional fees of $11,453, general and administrative costs of $17,549, donated rent of $2,250 and donated services of $2,250.

At February 28, 2007, we had total assets of $2,250 consisting $2,150 in cash and $100 in prepaid expense. At the same date, our liabilities consisted of accounts payable of $1,990, accrued liabilities of $6,785 and $19,200 due to related parties.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter on February 28, 2007. This evaluation was conducted by our chief executive officer, Ezio Montagliani and our principal accounting officer, Peter Keller.

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

On May 10, 2007, a Form 8-K was filed to report the name change and reverse split.

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

DATED: April 30, 2007

VeruTEK Technologies, Inc.

/s/ Ezio Montagliani
Ezio Montagliani, President