Form 10QSB
period 2007-06-30
VeruTEK Technologies, Inc.
filed 2007-08-14
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to ____________

Commission File Number 333-130394

VERUTEK TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

628-2 Hebron Avenue
Glastonbury CT	06033
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (860) 633-4900

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,410,841 shares of $0.001 par value common stock outstanding as of August 13, 2007

VeruTEK Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

VeruTEK Technologies, Inc.
Condensed Consolidated Balance Sheet
June 30, 2007 (Unaudited)

ASSETS	June 30, 2007
Current assets:
Cash	$831,355
Accounts receivable	216,984
Other current assets	65,473
Total current assets	1,113,812

Property, and equipment, net	183,418
Other assets, net	104,451

Total assets	$1,401,681

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of capital lease obligations	$6,828
Current portion of long-term debt	75,496
Due to officers / directors	600,000
Accounts payable	113,143
Accrued payroll and benefits	185,083
Derivative instrument liability	2,000,000
Other current liabilities	232,892
Total current liabilities	3,213,442

Capital lease obligations, less current portion	4,859
Long-term debt	20,791
Convertible notes, net	1,276,451
Total liabilities	4,515,543

Stockholders' Equity (Deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value; 150,000,000 shares
authorized, 20,410,841 issued and outstanding	20,411
Additional paid-in capital	4,868,913
Accumulated deficit	(8,003,186)
Total stockholders' deficiency	(3,113,862)

Total liabilites and stockholders' deficiency	$1,401,681

See accompanying notes to financial statements

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the six months ended June 30, 2007 and for the period from February 1, 2006 (Inception) to
June 30, 2006 and for the three months ended June 30, 2007 and 2006

	Six months ended	February 1, 2006 (Inception) to	Three months ended June 30,
	June 30, 2007	June 30, 2006	2007	2006
Net revenues	$461,577	$1,031,162	$184,421	$826,653
Costs and expenses:
Cost of revenues	571,798	1,392,699	288,665	1,065,185
Selling, general and administration	1,370,488	130,483	366,249	83,922
Research and development	74,840	3,119,643	31,949	19,643
Interest expense	509,721	1,279	477,545	1,279
Derivative instrument expense	1,711,767	-	1,711,767	-
Total costs and expenses	4,238,614	4,644,104	2,876,175	1,170,029
Loss before income taxes	(3,777,037)	(3,612,942)	(2,691,754)	(343,376)
Income tax provision (benefit)
Net loss	$(3,777,037)	$(3,612,942)	$(2,691,754)	$(343,376)
Weighted average common shares outstanding - basic and diluted	17,137,997	15,570,800	18,572,474	15,570,800
Net loss per share - basic and diluted	$(0.22)	$(0.23)	$(0.14)	$(0.02)

See accompanying notes to financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency) (Unaudited)
For the Six Month Period from January 1, 2007 through June 30, 2007

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2007 (Note 4)	15,687,581	$15,688	$3,121,405	$(4,226,149)	$(1,089,056)

Stock issued as compensation (Note 4)	996,531	996	791,558	-	792,554

Reverse acquisition recapitalization adjustment, net (Note 4)	2,950,678	2,951	(164,669)	-	(161,718)

Conversion of the bridge loan to common stock (Note 8)	750,000	750	599,250	-	600,000

Accured interest on bridge loan satisifed with common stock (Note 8)	26,051	26	20,807	-	20,833

Beneficial conversion discount - bridge loan (Note 8)	-	-	200,325	-	200,325

Issuance of warrants in connection with bridge loan (Note 8)	-	-	148,587	-	148,587

Beneficial conversion discount - convertible notes (Note 8)	-	-	151,650	-	151,650

Net loss	-	-	-	(3,777,037)	(3,777,037)

Balance, June 30, 2007	20,410,841	$20,411	$4,868,913	$(8,003,186)	$(3,113,862)

See accompanying notes to financial statements

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2007 and for the period from
February 1, 2006 (Inception) through June 30, 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,777,037)	$(3,612,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,444	8,798
Amortization	21,865	-
Amortization -acceleration of debt issuance costs	51,040	-
Amortization of debt discount - warrants	169,119	-
Amortization of beneficial conversion discount	211,127	-
Derivative liability fair value adjustment	1,711,767	-
Research and development expense - value of transferred technology	-	3,100,000
Compensation expense due to officers / directors	-	303,651
Compensation expense - common stock issued to employees	792,554	29,485
Changes in operating assets and liabilities, net:
Accounts receivable	3,428	(826,653)
Other assets	(23,654)	(8,423)
Accounts payable	(38,273)	676,722
Accrued payroll and benefits	(17,893)	82,360
Other current liabilities	109,447	27,012
Net cash used in operations	(769,066)	(219,990)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(52,769)	(121,904)
Net cash used in investing activities	(52,769)	(121,904)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes, net	1,685,000	-
Proceeds from long-term debt - bridge loan	510,000	-
Proceeds from (repayment of) revolving loan	(349,407)	349,367
Repayments on capital lease obligations	(3,142)	(1,266)
Repayments of long-term debt	(9,212)	(520)
Payments for debt issuance costs	(140,000)	-
Payments directly related to recapitalization	(108,568)	-
Net cash provided by financing activities	1,584,671	347,581
NET INCREASE IN CASH	762,836	5,688
CASH, beginning of period	68,519	-
CASH, end of period	$831,355	$5,688
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Property and equipment acquired through the assumption of debt	$-	$(30,528)
Property and equipment acquired through capital leases	-	(19,638)
Fair value of technology contributed as paid-in capital	-	(3,100,000)
Fair value of warrants issued	436,820	-
Common stock issued in satisfaction of accrued interest - bridge loan	20,833	-
Transaction costs paid through the issuance of common stock at par value	(931)	-
Fair value of debt issuance costs paid through the issuance of common stock	(36,850)	-
Conversion of bridge loan to shares of common stock	600,000	-

See accompanying notes to financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information in the foregoing financial statements for the six months ended June 30, 2007 and for the period from February 1, 2006 (inception) to June 30, 2006 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the Condensed Consolidated Financial statements.

Certain financial information and note disclosures included in the annual financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB.  The interim Condensed Consolidated Financial statements should be read in conjunction with the financial statements and notes included in the Company’s 2006 financial statements as filed with the Company’s Form SB-2 submission dated July 20, 2007.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

BASIS OF PRESENTATION

On May 9, 2007, Streamscape Minerals, Inc. ("SSMI") entered into and closed a reverse acquisition merger agreement (hereafter defined as the “Merger”) with VeruTEK Technologies, Inc. ("VeruTEK"), and each of VeruTEK's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, SSMI acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK from the VeruTEK shareholders in exchange for 16,684,112 shares of SSMI's common stock (see Note 4).

The foregoing financial statements include the accounts of VeruTEK prior to the Merger which is herein referred to as the “Company.”

ACCOUNTS RECEIVABLE

The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of June 30, 2007.

REVENUE RECOGNITION

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues related to technical and consulting services are generally recognized on a time and materials basis in accordance with agreed-upon billing rates and in the period such services were provided.

Certain technical services provided by the Company are provided on a fixed price basis and the customer is billed a specific fee upon the completion of the agreed-upon service. For these fixed price contracts, the Company bills the customer when applicable tasks are completed in accordance with the completed contract method. Revenues related to such fixed price contracts comprised approximately 35% of the Company’s total revenues for the six months ended June 30, 2007 and none for the period from February 1, 2006 (inception) to June 30, 2006.

DERIVATIVE INSTRUMENT EXPENSE

Derivative instrument expense of $1,711,767 for the three-month and six-month periods ended June 30, 2007 reflects a non-cash mark-to-market charge for derivative instrument liabilities related to warrants issued in conjunction with the May 9, 2007 convertible notes (see Note 8).

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficiency of approximately $2.1 million as of the period ended June 30, 2007 and has an accumulated deficit of approximately $8 million at June 30, 2007.   The working capital deficiency is largely affected by the $2 million derivative instrument liability (Note 8) that the Company does not expect to be settled with cash. As is typical with early stage growth companies, these losses are largely a result of business development expenses as well as investment in infrastructure for growing the Company’s business and operations.  The Company is also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment.  In addition, the Company’s revolving credit facility with its bank expired on May 25, 2007 and all amounts owed were repaid. The Company is pursuing a replacement facility and other potential sources of funding with other financial institutions of which there is no guarantee that the Company will be successful in obtaining such financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  On January 4, 2007, the Company raised $600,000 through the issuance of convertible debt to accredited investors (the “Bridge Loan”).

On May 9, 2007, the Company completed the Merger and raised approximately $1.5 million, net of transaction commissions and expenses, through the issuance of $1.685 million of 6% secured convertible notes and warrants (Note 8).  The notes will be convertible under certain conditions into shares of the Company’s common stock.  The Company has agreed to effect the registration of the shares to be converted through notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. Accordingly, the Company filed a Form SB-2 on July 20, 2007.

NOTE 3 –	ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company has adopted FIN No. 48 as of January 1, 2007 (see Note 10). The adoption of FIN No. 48 did not have a material impact on the Company’s financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 –	REVERSE ACQUISITION MERGER

On May 9, 2007, Streamscape Minerals, Inc. ("SSMI") and each of VeruTEK's shareholders executed a reverse acquisition merger and share exchange agreement (the “Merger”). Pursuant to the Merger, the Company raised approximately $1.5 million, net of approximately $150,000 in transaction costs. The transaction included a share exchange whereby VeruTEK and its shareholders exchanged 100% of their 21,430 common shares outstanding for 16,684,112 common shares of the Company (Note 5), thereby becoming the majority owners of the Company. Concurrent with the acquisition, the Company issued 930,944 shares of its common stock to five advisors to the acquisition and also issued approximately $1.7 million of 6% secured convertible notes and warrants. The notes will be convertible under certain conditions into shares of the Company’s common stock.

The Company has agreed to affect the registration of the shares to be converted through the 6% secured convertible notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Merger.  In the event that the Company fails to file by the required filing deadline or have such registration statement declared effective by the required effective deadline, then the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods.  However, the Company is entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with the registration rights agreement.  In addition, in the event that sales of shares related to the 6% secured convertible notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement with certain timing exceptions, the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods. The Company does not believe it currently has exposure to penalties under the registration rights agreement.

Prior to the merger, VeruTEK was a non-reporting, privately held company. The post-acquisition Company is accounted for as a recapitalization of VeruTEK using accounting principles applicable to reverse acquisitions with VeruTEK being treated as the accounting parent (acquirer) and SSMI, the legal parent, being treated as the accounting subsidiary (acquiree). Prior to the consummation of the acquisition on May 9, 2007, SSMI had been an inactive public shell with 2,019,734 shares of common stock outstanding and at the date of the reverse acquisition merger, it had no material assets, liabilities, or net stockholders' equity. VeruTEK is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of VeruTEK.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 –	REVERSE ACQUISITION MERGER (Continued)

The key components of the reverse acquisition recapitalization adjustment were as follows:

                                                                                                        Common Stock
	Shares	Amount	Additional Paid-in Capital
Public company shares already outstanding on date of merger (May 9, 2007), par value $.001	2,019,734	$2,020	$(2,020)

Shares issued and cash paid - merger costs	930,944	931	(162,649)*

Public company shares issued in a exchange for private company shares, par value $.001	16,684,112	16,684	(16,684)

Private company shares exchanged, par value $.001 (Note 5)	(16,684,112)	(16,684)	16,684

Reverse acquisition recapitalization adjustment, net	2,950,678	$2,951	$(164,669)

*Includes cash payments for transaction related costs of $198,568, less $36,850 for stock issued to advisors to the transaction.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 –	LOSS PER SHARE

The computation of basic net loss per common share is based on the weighted-average number of common shares outstanding. The shares issuable upon conversion of notes or exercise of warrants have been excluded from the calculation of diluted shares as their effect would be antidilutive. Accordingly, basic and fully diluted shares used in the calculation of weighted-average number of common shares outstanding are equal for all periods presented.

Shares outstanding in all prior periods presented have been revised to reflect the exchange ratio of the May 9, 2007 Merger. In accordance with the terms of the Merger, each share of VeruTEK common stock was exchanged for 778.54 shares of the Company’s common stock.

NOTE 6 –	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consists of the following:

Machinery and equipment	$91,586
Automotive equipment	30,529
Office furniture and equipment	45,554
Construction in process	39,065
Other	19,864
226,598
Less: accumulated depreciation	43,180

Net property and equipment	$183,418

Depreciation expense for the six-month period ended June 30, 2007 totaled $17,444.

NOTE 7 -	REVOLVING CREDIT FACILITY NOTE

On May 26, 2006, the Company entered into a $350,000 revolving credit facility with a bank. The facility expired on May 25, 2007 and all amounts owed were repaid.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 –	DEBT

A summary of long-term debt as of June 30, 2007 is as follows:

Term note due August 16, 2011, interest at 9.25%	$70,933
Vehicle financing loan due May 9, 2012, interest at 7.99%	25,354

Long-term debt	96,287
Less: current portion	75,496
$20,791

CONVERTIBLE NOTES

On May 9, 2007 the Company issued $1,685,000 convertible notes (the “Notes”) and related warrants in conjunction with the Merger. The Notes carry a stated interest rate of 6%, mature two years from the date of issuance, and, at the option of the holders, are convertible into common stock of the Company at $1.00 per share. The warrants entitle the holder to purchase a number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Notes are convertible. The warrants have a 5 year life and have an exercise price of $1.20 per share. The holders of the Notes have been granted a security interest in substantially all of the assets of the Company. Net proceeds from the Notes amounted to approximately $1.5 million.

The Notes contain a beneficial conversion discount of $151,650 because the value allocated to the Notes is less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the Notes and warrants have been valued with proceeds allocated on a relative basis. The Company allocated $1,396,767 to the Notes and $288,233 to the warrants (see below). The beneficial conversion discount will be amortized over the life of the Notes through a charge to interest expense. The convertible notes of $1,685,000 are reflected on the condensed consolidated balance sheet net of the unamortized portion of the $288,233 discount on the convertible debt relating to the warrants and net of the  unamortized portion of the beneficial conversion discount of $151,650. The discounts are being amortized as interest expense over the life of the convertible notes. For the six-month and three-month periods ended June 30, 2007, the Company recorded interest expense of $20,532 related to the warrants and $10,802 related to the beneficial conversion discount. The Company has incurred $111,850 in debt issuance costs related to the Notes which are being amortized as interest expense over the term of the loan.

The $288,233 in proceeds allocated to the warrants was classified as a liability as of the Merger date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The warrants may require cash settlement at fair value in the event of certain circumstances, including certain mergers or consolidations, sale of substantially all of the assets of the Company, sale of more than 50% of the outstanding common shares of the Company, or certain other stock purchase or business combinations. Accordingly, the warrants have been accounted for as derivative instrument liabilities which are subject to mark-to-market adjustment in each period. As a result, for the three-month and six-month periods ended June 30, 2007, the Company recorded a $1,711,767 pre-tax charge to derivative instrument expense with a resulting derivative instrument liability of $2,000,000 at June 30, 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 4.7%, volatility of 50% and an expected life equal to the contractual life of the warrants (May 9, 2012).

BRIDGE LOAN

On January 4, 2007, the Company secured a $600,000 bridge loan (the “Bridge Loan”) to support development plans and fund operations. The Bridge Loan had a stated interest rate of 10% which, under the terms of the Bridge Loan, was payable beginning on May 31, 2007. The Company incurred $65,000 in debt issuance costs which was being amortized over the term of the loan. The Bridge Loan matured upon the earlier of (a) completion of an equity financing transaction, or (b) May 31, 2008. Upon completion of an equity financing transaction, the Bridge Loan was convertible to common shares of the Company at 80% of the market price of the Company’s common shares. In accordance with the terms of the Bridge Loan, the Company issued warrants to the holders of the Bridge Loan upon the completion of the equity financing transaction. The warrants entitle the holders to purchase shares of common stock of the Company equal to the number of shares converted under the Bridge Loan at a price of $1.20 per share.

As a result of the May 9, 2007 Merger (Note 4), the Bridge Loan was converted into 750,000 shares of the Company’s common stock. In addition, as a result of the conversion, accrued interest expense of $20,833 was paid through the issuance of 26,051 shares of the Company’s common stock. Additionally, in the second quarter of 2007, the Company accelerated the amortization of the remaining $51,040 of unamortized debt issuance costs.

The Bridge Loan had a beneficial conversion discount because the conversion price of the Bridge Loan was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount and associated warrants was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock after completion of an equity financing transaction. The value of the warrants, and consequently the value of the beneficial conversion discount, could not be determined until a conversion ratio for an equity financing transaction had been established. Accordingly, the total value of the beneficial conversion discount of $200,325 was recognized as interest expense in the second quarter of 2007 as a result of the Merger. The $148,587 allocated to the warrants is based on the fair value of the warrants and was recorded as a charge to interest expense and additional paid-in capital in the second quarter of 2007. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 4.9%, volatility of 50% and an expected life equal to the contractual life of the warrants (May 9, 2012) .

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 –	LONG-TERM DEBT (Continued)

BANK DEFAULT

As a result of the Company issuing the convertible notes associated with the Merger, the Company is not in compliance with certain provisions of the Term Note and thus is in default. As a result, the stated interest rates for the Term Note may be increased and repayment of the Term Note may be subject to acceleration. Accordingly, the Company’s bank could elect to increase the stated interest rate for the Term note to 13.25%. Should the Company’s bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. The Term Note has been classified as a current liability for the period ended June 30, 2007. As of the date of this filing, the Company’s bank had not yet elected to increase the interest rate or accelerate the repayment of the Term Note.

NOTE 9 –	STOCK BASED COMPENSATION

The Company granted certain key employees and advisors shares of common stock as part of the Company’s offer of employment. The purpose was to enable the Company to retain and motivate such employees. The grants are recognized ratably over the requisite service periods as compensation expense. Compensation expense of $792,554 and $29,485 was recognized for the six months ended June 30, 2007 and for the period from February 1, 2006 (inception) to June 30, 2006, respectively. Common shares totaling 389,270 will vest at various times through February of 2010. Additional compensation expense for unvested shares amounting to $204,333 will be recognized over the remaining requisite future service periods for each respective grant.

NOTE 10 –	INCOME TAXES

Concurrent with the May 9, 2007 Merger, the Company’s tax status changed from an S corporation to a C corporation under sections of the federal and state income tax laws. Accordingly, as of May 9, 2007, the S corporation provisions of the federal and state income tax laws which provide that, in lieu of federal and state corporate income taxes, all income, deductions, losses and credits pass through to the stockholders for them to report on their personal tax returns, no longer apply to the Company.  Therefore, the Company will be required to record a provision for federal and state corporate income taxes as of the May 9, 2007 Merger closing date and subsequent periods.

At June 30, 2007, the Company had established a provision for deferred taxes based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates and regulations. This basis difference resulted in a deferred tax asset of approximately $249,000 which was entirely offset by a full valuation allowance. The Company has provided a valuation allowance against these deferred tax assets as it believes it is more likely than not that the assets will not be realized.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 –	INCOME TAXES (Continued)

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with income taxes. The period from February 1, 2006 (inception) to December 31, 2006 remains open to examination by the U.S. Internal Revenue Service and state authorities.

We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

Forward Looking Statements - Cautionary Statements

This Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding VeruTEK Technologies, Inc.'s, a Nevada company, (the "Company") financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission.

OVERVIEW

VeruTEK Technologies, Inc., our wholly owned subsidiary, (the “VeruTEK-Delaware”) was incorporated as a Delaware Corporation on February 1, 2006. VeruTEK-Delaware was formed to develop and commercialize new technologies in the field of environmental remediation.  VeruTEK-Delaware provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

On May 9, 2007, the Company (f/k/a Streamscape Minerals, Inc.) entered into and closed a reverse acquisition merger agreement (hereafter defined as the “Merger”) with VeruTEK-Delaware, and each of VeruTEK-Delaware's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of the Company's common stock, issued $1,685,000 in convertible notes and warrants, and changed its name to “VeruTEK Technologies, Inc.” (see Note 4). The merged company is hereafter defined as the “Company”.

The Company has a working capital deficiency of approximately $2.1 million as of June 30, 2007 and has an accumulated deficit totaling approximately $8 million for the period from February 1, 2006 (inception) through June 30, 2007.  The Company is also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment.  In addition, the Company’s revolving credit facility with its bank expired on May 25, 2007 and all amounts owed were repaid. The Company is pursuing a replacement facility and other potential sources of funding with other financial institutions of which there is no guarantee that the Company will be successful in obtaining such financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The attached financial statements do not include adjustments that might result from the outcome of this uncertainty.

Concurrent with the May 9, 2007 Merger, the Company issued $1,685,000 of 6% secured convertible notes and warrants. Proceeds from the transaction were approximately $1.5 million, net of transaction commissions and expenses.  The notes will be convertible under certain conditions into shares of the Company’s common stock.  The Company has agreed to affect the registration of the shares to be converted through notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement and filed a registration statement under form SB-2 on July 20, 2007. Additionally, on January 4, 2007, the Company raised $600,000 through the issuance of convertible debt to accredited investors (the “Bridge Loan”). Concurrent with the Merger, the Bridge Loan was converted into shares of common stock of the Company (see Note 8).

As is typical with early stage growth companies, the accumulated deficit is largely a result of business development expenses as well as investment in building infrastructure for growing the Company’s business and operations.

The Company currently derives its revenue from consulting services related to the evaluation of environmental contamination risks for clients, treatability studies intended to evaluate the effectiveness of the Company’s technology, know-how and processes in addressing specific contamination issues at specific client sites and from pilot projects intended to demonstrate the effectiveness of Company by directly addressing contamination issues at client sites. The Company’s objective is to utilize activities from each of the above revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities, but has not yet secured a commitment for a full scale remediation project.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Bank Default

Concurrent with the Merger of May 9, 2007, the Company issued $1,685,000 of notes convertible into 1,685,000 shares of common stock, and detachable warrants to purchase 842,500 shares of common stock which are exercisable for a 5 year period at an exercise price of $1.20. Gross proceeds from the Merger amounted to $1,685,000 and net proceeds amounted to approximately $1.5 million. Gross proceeds were allocated to the convertible notes and warrants, respectively. The amount allocated to the convertible notes was $1,396,767 and resulted in a beneficial conversion discount of $151,650. The beneficial conversion discount will be amortized  as interest expense over the term of the convertible notes. The $288,233 allocated to the warrants was recorded as a discount to the convertible notes and as a derivative instrument liability as of the Merger date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The $288,233 discount to the convertible notes will be amortized as interest expense over the life of the notes. The warrants are subject to mark-to-market adjustment in each period. As a result, for the three-month and six-month periods ended June 30, 2007, the Company recorded a $1,711,767 non-cash charge to derivative instrument expense with a resulting derivative instrument liability of $2,000,000 at June 30, 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free rate of 4.7%, volatility of 50% and an expected life equal to the contracutal life of the warrents (May 9, 2012).

The Company has agreed to affect the registration of the shares to be converted through the 6% secured convertible notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Merger.  In the event that the Company fails to file by the required filing deadline or have such registration statement declared effective by the required effective deadline, then the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods.  However, the Company is entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with the registration rights agreement.  In addition, in the event that sales of shares related to the 6% secured convertible notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement with certain timing exceptions, the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods. The Company does not currently believe it will incur penalties under the registration rights agreement.

The Bridge Loan secured on January 4, 2007 was intended to support development plans and fund operations until the Company secured additional financing. The Bridge Loan carried a stated interest rate of 10% which, under the terms of the Bridge Loan, was payable beginning on May 31, 2007. The Company incurred $65,000 in debt issuance costs which were being amortized as interest expense over the term of the loan. The Bridge Loan was to mature upon the earlier of (a) completion of an equity financing transaction, or (b) May 31, 2008. Upon completion of the Merger, the Bridge Loan was converted to common shares of the Company at 80% of the conversion price for notes issued in the Merger. In accordance with the terms of the Bridge Loan, the Company has issued warrants to the holders of the Bridge Loan which are exercisable for up to a 5 year period.  The warrants entitle the holders to purchase shares of common stock of the Company equal to the number of shares converted under the Bridge Loan at a price of $1.20 per share. The Company allocated the gross proceeds of the Bridge Loan to the loan and detached warrants, respectively. Gross proceeds allocated to the loan resulted in a $200,325 beneficial conversion discount which was recognized as interest expense in the second quarter of 2007. The $148,587 allocated to the warrants was based on the fair value of the warrants and was recorded as a charge to interest expense and additional paid-in capital in the second quarter of 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free rate of 4.7%, volatility of 50% and an expected life equal to the contracutal life of the warrents (May 9, 2012).

Upon closing of the Merger, the Bridge Loan was converted into 750,000 shares of the Company’s common stock. As a result of the conversion, accrued interest expense of $20,833 was paid through the issuance of 26,051 shares of the Company’s common stock. Additionally, in the second quarter of 2007 the Company accelerated the amortization of the remaining $51,040 of unamortized debt issuance costs, which was partially offset by $12,837 in accrued interest expense which will no longer be due and payable.

At December 31, 2006, the Company had a $350,000 revolving credit facility (the “Facility”) and a term note (the “Term Note”) with an original principal amount of $82,500 with Webster Bank (the “Bank”). The Facility was available through May 27, 2007 and the Company had utilized $349,407 as of December 31, 2006.

The Term Note was secured on September 16, 2006 and matures on September 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term note as of June 30, 2007 was $70,933. Proceeds of $349,407 received from the Merger were used to repay all amounts due and payable on the Facility and the Facility was terminated. The Company is attempting to secure a replacement facility or other sources of funding with other financial institutions.

As a result of the Company entering into the Bridge Loan financing arrangement on January 4, 2007, and the subsequent issuance of convertible notes on May 9, 2007, the Company has been in default of certain provisions of the Facility and the Term Note. All amounts due and payable under the Facility were repaid, but the Company continues to be in default of certain provisions of the Term Note. As a result, at the option of the Bank, the stated interest rates for the Term Note could be increased and repayment of the Term Note could be accelerated. Additionally, the Bank could elect to increase the stated interest rate for the Term Note to 13.25%.

Should the Bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. As a result of the Bank having the option to accelerate the Term Note, amounts outstanding as of June 30, 2007 have  been classified as a current liability. As of the date of this filing, the Bank had not elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and directors of the Company.

The Company has entered into a lease agreement commencing August 1, 2007 and continuing for a 5 year term with an option to renew for a further 5 years. The lease agreement requires annual payments ranging from $38,000 in year one to $42,000 in year five. In addition, the Company will be responsible for maintenance, taxes, insurance and other costs related to the facility. The Company does not expect to incur significant leasehold improvement costs for the new facility upon initial occupation. The Company expects to terminate its current lease concurrent with its occupation of the new facility. The Company currently leases a facility on a month-to-month basis for $1,000 per month.

Employment Agreements

The Company has employment agreements effective May 4, 2007 (the “Agreements”) with Mr. John Collins, President and Chief Executive Officer (Mr. Collins) and Mr. George Hoag, Senior Vice President, Research and Development (Mr. Hoag). Mr. Collins’ Agreement includes a base salary of $250,000 per annum and Mr. Hoag’s Agreement includes a base salary of $350,000 per annum.  Mr. Collins and Mr. Hoag are also owed $300,000 each as deferred compensation to be paid at a future unspecified date. These amounts, totaling $600,000, are included in due to officers/directors in the accompanying balance sheets.  The Agreements also include the following benefits and payments:

a.	annual incentive payments equal to 50% of base salary to be paid at the discretion of the Board of Directors;
b.	participation in any future stock option program offered by the Company if their respective equity holding is less than 10% of the total equity of the Company;
c.	participation in a profit sharing plan if approved and implemented by the Board of Directors;
d.	twenty days of paid vacation annually;
e.	an automobile allowance of $750 per month for Mr. Hoag.

Cash Flows Provided By / (Used In) Operations

Net cash used in operations was $769,066 in the six months ended June 30, 2007. The use of cash was primarily a result of operating losses incurred by the Company. The Company’s $3,777,037 net loss from operations included non cash charges of $1,711,767 to mark a derivative instrument liability to market, $792,554 for employee stock compensation expense, $211,127 for the amortization of beneficial conversion discounts, $51,040 for the acceleration of the amortization of debt issuance costs, $169,119 for amortization of discounts related to warrants,  $17,444 for depreciation, $21,865 for amortization and $20,833 for interest paid for by the issuance of common stock.

Net cash used in operations for the period from February 1, 2006 (inception) to June 30, 2006 of $219,990 included a $826,653 increase in accounts receivable that was partially offset by increases accounts payable ($676,722), accrued payroll and benefits ($82,360) and other current liabilities ($27,012). The Company’s $3,612,942 net loss from operations included a non-cash charge of $3,100,000 to expense value of transferred research and development, $303,651 for deferred compensation due to officers and directors, and $29,485 for employee stock compensation expense.

Cash Flows used in / from Investing and Financing Activities

Net cash used in investing activities for the six months ended June 30, 2007 amounted to $52,769 for the purchase of equipment. Net cash used in investing activities of $121,904 for the period from February 1, 2006 (inception) to June 30, 2006 was also for the purchase of equipment.

Cash provided from financing activities for the six months ended June 30, 2007 of $1,584,671 included $1,685,000 in gross proceeds from convertible notes issued on May 9, 2007 and $510,000 in proceeds from the January 4, 2007 Bridge Loan. These proceeds were partially offset by the $349,407 repayment of the Company’s revolving credit facility, $140,000 in debt issuance cost payments and $108,568 in payments directly related to the May 9, 2007 Merger. Additionally, scheduled repayments of long-term debt and capital lease obligations amounted to $9,212 and $3,142, respectively.

Cash provided from financing activities for the period from February 1, 2006 (inception) to June 30, 2006 amounted to $347,581. This primarily resulted from $349,367 in proceeds received from the revolving credit facility.

RESULTS OF OPERATIONS – SECOND QUARTER 2007 VERSUS SECOND QUARTER 2006

Net revenues for the second quarter of 2007 were $184,421 as compared to $826,653 for the second quarter of 2006. In 2007, revenues were derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, knowhow and processes in addressing specific contamination issues at specific client sites. In addition to these sources of revenues, the Company also generated revenues in 2006 from a pilot project at a customer site which successfully confirmed the effectiveness of the Company’s technology at that site. Revenues from this pilot project of $660,311 were the primary reason for the higher revenues being realized in the second quarter of 2006.

The Company’s objective is to utilize activities from each of the above mentioned revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities, but has not yet secured a commitment for a full scale remediation project. The Company’s is still awaiting a contract for full scale remediation of the customer site that was the subject of the successful 2006 pilot project of which management cannot provide any guarantee that we will be successful in securing.

For the second quarter of 2007, approximately 37% of the Company’s revenue was derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and 14% was derived from project planning activities related to a contaminated client site. Approximately 49% of the Company’s revenue was generated from treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, knowhow and processes in addressing specific contamination issues at specific client sites. For the second quarter of 2006, approximately 80% of the Company’s revenues were generated from the above mentioned pilot project at a customer site and the remaining 20% were generated from consulting services.

Cost of revenues for the second quarter of 2007 of $288,665 were $776,520 less than the second quarter of 2006. Direct third party costs incurred in supporting projects of $30,499 were $664,308 less than 2006 primarily due to higher costs incurred in 2006 to support the above mentioned pilot project. Fixed and other overhead costs, including staffing, of $258,166 was $112,212 less than 2006. This decrease was primarily the result of $150,000 in non-recurring accrued compensation costs recognized in 2006 in accordance with the employment agreements of two officers and directors, Mr. John Collins, President and Chief Executive Officer, and Mr. George Hoag, Senior Vice President of Research and Development and $16,584 in lower costs related to stock compensation. This decline was partially offset by $54,070 in higher salaries and benefit costs. The amounts accrued in 2006 for Mr. Collins and Mr. Hoag, respectively, are payable to each at a future unspecified date under the terms of their respective employment agreements as described above.

Selling, general and administrative expenses of $366,249 for the second quarter of 2007 were $282,327 higher than the first quarter of 2006. The increase was primarily due to a $108,725 increase in salaries and benefits, a $67,001 increase in stock compensation expense, a $65,701 increase for legal, audit and professional fees and a $32,562 increase for investor relations costs.

Second quarter 2007 research and development expense of $31,949 increased by $12,306 over the prior year reflecting an increase in research and development efforts undertaken by the Company.

Derivative instrument expense increased by $1,711,767 to mark-to-market derivative instrument liabilities related to warrants issued in conjunction with the May 9, 2007 convertible notes.

Interest expense, amounting to $477,545 for the second quarter of 2007, increased by $476,266 versus the second quarter of 2006.  The increase primarily resulted from $200,325 for amortization of the Bridge Loan beneficial conversion discount, $148,587 for amortization of the discount related to Bridge Loan warrants,  the acceleration of $51,040 of debt issuance amortization related to the Bridge Loan  (see Liquidity discussion above), $53,842 related to the convertible notes, $14,819 related to interest on the Bridge Loan and $6,152 related to the Company’s revolving credit facility with its bank.

The Company did not recognize any benefit or expense for income taxes in the second quarter of 2007. For the period from February 1, 2006 (inception) to the May 9, 2007 Merger, it had elected to be treated as an S corporation under sections the relevant sections of federal and state income tax laws and accordingly was not subject to federal or state income tax. Subsequent to the May 9, 2007 Merger, the Company’s tax status changed from an S corporation to a C corporation under sections of the federal and state income tax laws. However, at June 30, 2007, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax benefit.

RESULTS OF OPERATIONS – YEAR-TO-DATE 2007 VERSUS THE PERIOD FROM FEBRUARY 1, 2006 (INCEPTION) TO JUNE 30, 2006

Net revenue for year-to-date 2007 was $461,577 as compared to $1,031,162 for the period from February 1, 2006 (inception) through June 30, 2006 (hereafter defined as the “Prior Year Period”). In 2007, revenues were derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, knowhow and processes in addressing specific contamination issues at specific client sites. In addition to these sources of revenues, the Company also generated revenues in 2006 from a pilot project at a customer site which successfully confirmed the effectiveness of the Company’s technology at that site. Revenues from this pilot project of $660,311 were the primary reason for the higher revenues being realized in the Prior Year Period.

The Company’s objective is to utilize activities from each of the above mentioned revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities, but has not yet secured a commitment for a full scale remediation project.  The Company’s is still awaiting a contract for full scale remediation of the customer site that was the subject of the successful 2006 pilot project.

For the year-to-date 2007 period, approximately 33% of the Company’s revenue was derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and 32% was derived from project planning activities related to a contaminated client site. Approximately 35% of the Company’s revenue was generated from treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, know-how and processes in addressing specific contamination issues at specific client sites. For the Prior Year Period, approximately 64% of the Company’s revenues were generated from the above mentioned pilot project at a customer site and the remaining 36% were generated from consulting services.

Costs of revenues for year-to-date 2007 of $571,798 were $820,901 less than the Prior Year Period. Direct third party costs incurred in supporting projects of $52,970 were $642,784 less than the Prior Year Period primarily due to higher costs incurred in the Prior Year Period to support the above mentioned pilot project. Fixed and other overhead costs, including staffing, of $518,828 were $178,117 less than the Prior Year Period. This decrease was primarily the result of $300,000 in non-recurring accrued compensation costs recognized in 2006 in accordance with the employment agreements of two officers and directors, Mr. John Collins, President and Chief Executive Officer, and Mr. George Hoag, Senior Vice President of Research and Development and $25,535 in lower costs related to stock compensation. This decline was partially offset by $126,418 in higher salaries and benefit costs. The amounts accrued in 2006 for Mr. Collins and Mr. Hoag, respectively, are payable to each at a future unspecified date under the terms of their respective employment agreements as described above.

Selling, general and administrative expenses of $1,370,488 for year-to-date 2007 were $1,240,005 higher than the Prior Year Period. The increase was primarily due to a $788,605 increase in stock compensation expense, a $233,513 increase in salaries and benefits, a $173,040 increase for legal, audit and professional fees and a $32,562 increase for investor relations costs.

Research and development expense declined from $3,119,643 for the Prior Year Period to $74,840 for year-to-date 2007. In accordance with FAS 2, “Accounting for Research and Development Costs,” the Prior Year Period research and development expense included a $3,100,000 non-cash charge to expense the fair value of technology transferred to the Company by its founding officers and directors at inception. All other research and development expenses incurred in the Prior Year Period amounted to $19,643 as compared to $74,840 incurred for year-to-date 2007. This remaining increase of $55,197 reflects the increase in research and development efforts undertaken by the Company.

Derivative instrument expense increased by $1,711,767 to mark-to-market derivative instrument liabilities related to warrants issued in conjunction with the May 9, 2007 convertible notes.

Interest expense, amounting to $509,721 for year-to-date 2007, increased by $508,442 versus Prior Year Period.  The increase primarily resulted from $200,325 for amortization of the Bridge Loan beneficial conversion discount, $148,587 for amortization of the discount related to Bridge Loan warrants, the acceleration of $51,040 of debt issuance amortization related to the Bridge Loan  (see Liquidity discussion above), $53,842 of interest and amortization of discounts related to the convertible notes, $34,793 and amortization of discounts related to on the Bridge Loan and $14,680 related to the Company’s revolving credit facility with its bank.

The Company did not recognize any benefit or expense for income taxes for year-to-date 2007. For the period from February 1, 2007 (inception) to the May 9, 2007 Merger, it had elected to be treated as an S corporation under sections the relevant sections of federal and state income tax laws and accordingly was not subject to federal or state income tax. Subsequent to the May 9, 2007 Merger, the Company’s tax status changed from an S corporation ot a C corporation under sections of the federal and state income tax laws. However, at June 30, 2007, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax benefit.

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Accounting Policies footnote in the Company’s 2006 financial statements for the fiscal year ended December 31, 2006 describe the critical accounting estimates and accounting policies used in preparation of the financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first six months of 2007.

Item 3.   Controls and Procedures

Evaluation of Disclosure Controls

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

It is possible we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered securities during the quarter ended June 30, 2007, that have not previously been disclosed in a Form 8-K.

Item 3. Defaults Upon Senior Securities

At December 31, 2006, the Company had a $350,000 revolving credit facility (the “Facility”) and a term note (the “Term Note”) with an original principal amount of $82,500 with Webster Bank (the “Bank”). The Facility was available through May 27, 2007 and the Company had utilized $349,407 as of December 31, 2006. The Term Note was secured on September 16, 2006 and matures on September 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term Note as of June 30, 2007 was $70,933. All amounts due and payable on the Facility were paid and the Facility was terminated.

As a result of the Company entering into the Bridge Loan financing arrangement on January 4, 2007, and the subsequent issuance of convertible notes on May 9, 2007, the Company has been in default of certain provisions of the Facility and the Term Note.  All amounts due and payable under the Facility were repaid, but the Company continues to be in default of certain provisions of the Term Note. As a result, at the option of the Bank, the stated interest rates for the Term Note could be increased and repayment of the Term Note could be accelerated. Additionally, the Bank could elect to increase the stated interest rate for the Term Note to 13.25%. Should the Bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. As a result of the Bank having the option to accelerate the Term Note, amounts outstanding as of June 30, 2007 have been classified as a current liability. As of the date of this filing, the Bank had not elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and directors of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2007, stockholders holding more than 54% of the Company’s outstanding common stock approved by written consent a Certificate of Amendment to Articles of Incorporation to

•	effect a name change to “VeruTEK Technologies, Inc.” from Streamscape Minerals, Inc.

•	effect a one for 4.462 reverse stock split of the Company’s common stock, $0.001 par value per share

•	increase the Company’s authorized shares to 150,000,000 shares of common stock, $0.001 par value per share

•	authorize 10,000,000 shares of preferred stock, $0.001 par value per share.

We filed the Certificate of Amendment to Articles of Incorporation on April 30, 2007

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Exchange (3)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (2)
3.3	Bylaws (1)
4.1	Securities Purchase Agreement (3)
4.2	Form of Secured Convertible Note (3)
4.3	Form of Common Stock Purchase Warrant (3)
4.4	Form of Registration Rights Agreement (3)
4.5	Form of Security Agreement
10.1	Employment Agreement - George Hoag(3)
10.2	Employment Agreement - John Collins(3)
10.3	Employment Agreement - Michael Vagnini(3)
16.1	Letter from Manning Elliot LP (5)
21.1	List of Subsidiaries of the Company (4)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form SB2 Registration Statement filed with the Securities and Exchange Commission on December 16, 2005.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2007.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 14, 2007.

(4)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 20, 2007.

(5)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on July 23, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VeruTEK Technologies, Inc.

Dated: August 14, 2007	By:	/s/ John Collins
John Collins,
President and Chief Executive Officer

By:	/s/ Michael Vagnini
Michael Vagnini,
Chief Financial Officer