Form 10QSB
period 2007-09-30
VeruTEK Technologies, Inc.
filed 2007-11-07
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Exchange Act

For the transition period ____________ to ____________

Commission File Number 333-130394

VERUTEK TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

65 West Dudley Town Rd., Suite 100
Bloomfield, CT	06002
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (860) 242-9800

628-2 Hebron Avenue
Glastonbury, CT  06033
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
☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,784,175 shares of $0.001 par value common stock outstanding as of October 23, 2007

Transition Small Business Disclosure Format (Check One):   ☐ Yes  ☒ No

VeruTEK Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

VeruTEK Technologies, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
September 30, 2007
September 30, 2007
ASSETS

Current assets:
Cash	$204,915
Accounts receivable	194,038
Other current assets	97,674
Total current assets	496,627

Property and equipment, net	241,784
Other assets, net	97,791

Total assets	$836,202

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of capital lease obligations	$6,196
Current portion of long-term debt	72,065
Due to officers / directors	600,000
Accounts payable	229,307
Accrued payroll and benefits	174,828
Derivative instrument liability	2,408,000
Other current liabilities	288,451
Total current liabilities	3,778,847

Capital lease obligations, less current portion	3,602
Long-term debt, less current portion	19,616
Convertible notes, net	1,318,128
Total liabilities	5,120,193

Stockholders' Equity (Deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $.001 par value; 150,000,000 shares
authorized, 20,410,841 issued and outstanding	20,411
Additional paid-in capital	4,915,534
Accumulated deficit	(9,219,936)
Total stockholders' deficiency	(4,283,991)

Total liabilites and stockholders' deficiency	$836,202

See accompanying notes to financial statements

3

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the nine months ended September 30, 2007 and for the period from February 1, 2006 (Inception) to
September 30, 2006 and for the three months ended September 30, 2007 and 2006

	Nine months ended	February 1, 2006 (Inception) to	Three months ended September 30,
	September 30, 2007	September 30, 2006	2007	2006
Net revenues	$568,831	$1,443,535	$107,254	$412,373
Costs and expenses:
Cost of revenues	824,360	1,842,470	252,562	449,771
Selling, general and administration	1,909,945	259,483	539,457	129,000
Research and development	119,791	3,141,513	44,951	21,870
Interest expense	588,755	11,473	79,034	10,194
Derivative instrument expense	2,119,767	-	408,000	-
Total costs and expenses	5,562,618	5,254,939	1,324,004	610,835
Loss before income taxes	(4,993,787)	(3,811,404)	(1,216,750)	(198,462)
Income tax provision (benefit)	-	-	-	-
Net loss	$(4,993,787)	$(3,811,404)	$(1,216,750)	$(198,462)
Weighted average common shares outstanding - basic and diluted	18,005,772	15,570,800	20,069,807	15,570,800
Net loss per share - basic and diluted	$(0.28)	$(0.24)	$(0.06)	$(0.01)

See accompanying notes to financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency) (Unaudited)
For the Nine Month Period from January 1, 2007 through September 30, 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2007 (Note 4)	15,687,581	$15,688	$3,121,405	$(4,226,149)	$(1,089,056)

Stock issued as compensation (Note 4)	996,531	996	838,179	-	839,175

Reverse acquisition recapitalization
adjustment, net (Note 4)	2,950,678	2,951	(164,669)	-	(161,718)

Conversion of the bridge loan to
common stock (Note 8)	750,000	750	599,250	-	600,000

Accrued interest on bridge loan satisfied
with common stock (Note 8)	26,051	26	20,807	-	20,833

Beneficial conversion discount – bridge
loan (Note 8)	-	-	200,345	-	200,345

Issuance of warrants in connection with
bridge loan (Note 8)	-	-	148,567	-	148,567

Beneficial conversion discount - convertible
notes (Note 8)	-	-	151,650	-	151,650

Net loss	-	-	-	(4,993,787)	(4,993,787)
Balance, September 30, 2007	20,410,841	$20,411	$4,915,534	$(9,219,936)	$(4,283,991)

See accompanying notes to financial statements

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2007 and for the period from
February 1, 2006 (Inception) through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net loss	$(4,993,787)	$(3,811,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,973	17,267
Amortization	32,525	-
Amortization – acceleration of debt issuance costs	51,040	-
Amortization of debt discounts – warrants	47,840	-
Non-cash interest expense on warrant issuance	148,567	-
Amortization of beneficial conversion discount	225,516	-
Derivative instrument expense	2,119,767	-
Research and development expense - value of transferred technology	-	3,100,000
Non-cash interest expense on bridge loan	20,833	-
Compensation expense due to officers / directors	-	454,723
Compensation expense - common stock issued to employees	839,175	31,628

Changes in operating assets and liabilities, net:
Accounts receivable	26,374	(297,681)
Other current assets	(55,855)	-
Other assets, net	(4,000)	(12,351)
Accounts payable	77,891	233,063
Accrued payroll and benefits	(28,148)	34,173
Other current liabilities	176,522	7,662
Net cash used in operating activities	(1,288,767)	(242,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(120,664)	(121,904)
Net cash used in investing activities	(120,664)	(121,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	1,685,000	-
Proceeds from long-term debt - bridge loan	510,000	-
Proceeds from the issuance of stock	-	6
Proceeds from (repayment of) revolving loan	(349,407)	349,239
Repayments on capital lease obligations	(5,031)	(3,015)
Proceeds from long-term debt	-	82,500
Repayments of long-term debt	(13,818)	(3,013)
Payments for debt issuance costs	(140,000)	-
Payments directly related to recapitalization	(140,917)	-
Net cash provided by financing activities	1,545,827	425,717

NET INCREASE IN CASH	136,396	60,893
CASH, beginning of period	68,519	-
CASH, end of period	$204,915	$60,893

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Property and equipment acquired through the assumption of debt	$-	$30,528
Property and equipment acquired through capital leases	-	19,638
Fair value of technology contributed as paid-in capital	-	3,100,000
Common stock issued upon conversion of bridge loan and accrued interest	620,833	-

See accompanying notes to financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The information in the foregoing financial statements for the nine months ended September 30, 2007 and for the period from February 1, 2006 (inception) to September 30, 2006 is unaudited, but reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. All such adjustments are of a normal recurring nature, except as otherwise disclosed in the accompanying notes to the Condensed Consolidated Financial Statements.

Certain financial information and note disclosures included in the annual financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB.  The interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s 2006 financial statements as filed with the Company’s Form SB-2/A submission dated October 11, 2007.  The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The periods prior to the Merger included in these financial statements reflect the accounts of VeruTEK which is herein referred to as the “Company.”

ACCOUNTS RECEIVABLE

The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of September 30, 2007.

REVENUE RECOGNITION

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues related to technical and consulting services are generally recognized on a time and materials basis in accordance with agreed-upon billing rates and in the period such services were provided.

Certain technical services provided by the Company are provided on a fixed price basis and the customer is billed a specific fee upon the completion of the agreed-upon service. For these fixed price contracts, the Company bills the customer when applicable tasks are completed in accordance with the completed contract method. Revenues related to such fixed price contracts comprised approximately 38% of the Company’s total revenues for the nine months ended September 30, 2007 and none for the period from February 1, 2006 (inception) to September 30, 2006.

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expense for the third quarter of 2007 and for the nine months ended September 30, 2007 amounted to $56,100. There was no advertising expense for 2006.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVE INSTRUMENT EXPENSE

Derivative instrument expense of $408,000 and $2,119,767 for the three-month and nine-month periods ended September 30, 2007, respectively, reflects a non-cash mark-to-market charge for derivative instrument liabilities related to warrants issued in conjunction with the May 9, 2007 convertible notes (see Note 8).

NOTE 2 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficiency of approximately $3.3 million at September 30, 2007 and has an accumulated deficit of approximately $9.2 million at September 30, 2007.   The working capital deficiency is largely affected by the $2.4 million derivative instrument liability (Note 8) that the Company does not expect to be settled with cash. As is typical with early stage growth companies, these losses are largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The Company is also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment.  The Company is pursuing a revolving credit facility and other potential sources of funding with other financial institutions and investors of which there is no guarantee that the Company will be successful in obtaining such financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  On January 4, 2007, the Company raised $600,000 through the issuance of convertible debt to accredited investors (the “Bridge Loan”).

On May 9, 2007, the Company completed the Merger and raised approximately $1.5 million, net of transaction commissions and expenses, through the issuance of $1.685 million of 6% secured convertible notes and warrants (Note 8).  The notes will be convertible under certain conditions into shares of the Company’s common stock.  The Company has agreed to affect the registration of the shares to be converted through notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. Accordingly, the Company filed a Form SB-2 on July 20, 2007 and subsequently, a Form SB-2/A on October 11, 2007.

On October 17, 2007, the Company completed a private placement of investment units to accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one common share; a five year non-callable warrant to purchase one common share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one common share at an exercise price of $2.10 per share. The Company raised approximately $1.9 million (net of transaction related expenses) in funds from approximately 29 accredited investors, who will were issued 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company has adopted FIN No. 48 as of January 1, 2007 (see Note 11). The adoption of FIN No. 48 did not have any material impact on the Company’s financial statements.

NOTE 4 –	REVERSE ACQUISITION MERGER

On May 9, 2007, Streamscape Minerals, Inc. ("SSMI") and each of VeruTEK's shareholders executed a reverse acquisition merger and share exchange agreement (the “Merger”). Pursuant to the Merger, the Company raised approximately $1.5 million, net of approximately $150,000 in transaction costs. The transaction included a share exchange whereby VeruTEK and its shareholders exchanged 100% of their 21,430 common shares outstanding for 16,684,112 common shares of the Company, thereby becoming the majority owners of the Company. Concurrent with the acquisition, the Company issued 930,944 shares of its common stock to five advisors to the acquisition and also issued approximately $1.7 million of 6% secured convertible notes and warrants. The notes will be convertible under certain conditions into shares of the Company’s common stock.

The Company has agreed to affect the registration of the shares to be issued upon the conversion of the 6% secured convertible notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Merger.  In the event that the Company fails to file by the required filing deadline or have such registration statement declared effective by the required effective deadline, then the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods.  However, the Company is entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 –	REVERSE ACQUISITION MERGER (Continued)

Additionally, the Company believes it is probable that it will not have the registration statement declared effective within 180 days following the May 9, 2007 closing of the Merger. However, the Company has received consents indefinitely extending this deadline from investors comprising approximately 70% of the issued and outstanding notes. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those convertible notes for which holders did not provide consents extending this deadline.

In addition, in the event that sales of shares related to the 6% secured convertible notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement with certain timing exceptions, the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods.  The Company does not currently believe it is probable that it will incur these penalties under the registration rights agreement and consequently has not recorded a provision for these penalties.

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

The key components of the reverse acquisition recapitalization adjustment were as follows:

	Common Stock
	Shares	Amount	Additional Paid-in Capital
Public company shares already outstanding on date of merger (May 9, 2007), par value $.001	2,019,734	$2,020	$(2,020)

Shares issued and cash paid - merger costs	930,944	931	(162,649)*

Public company shares issued in a exchange for private company shares, par value $.001	16,684,112	16,684	(16,684)

Private company shares exchanged, par value $.001	(16,684,112)	(16,684)	16,684

Reverse acquisition recapitalization adjustment, net	2,950,678	$2,951	$(164,669)

*Includes cash payments for transaction related costs of $198,568, less $36,850 for stock issued to advisors to the transaction.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 –	LOSS PER SHARE

The computation of basic net loss per common share is based on the weighted-average number of common shares outstanding. The shares issuable upon conversion of notes or exercise of warrants have been excluded from the calculation of diluted shares as their effect would be antidilutive. Accordingly, basic and fully diluted shares used in the calculation of weighted-average number of common shares outstanding are equal for all periods presented. Antidilutive common share equivalents excluded from the respective loss per share calculations for the nine-month and three month periods ended September 30, 2007 totaled 1,552,419 shares and 3,146,226 shares, respectively

Shares outstanding in all prior periods presented have been revised to reflect the exchange ratio of the May 9, 2007 Merger. In accordance with the terms of the Merger, each share of VeruTEK common stock was exchanged for 778.54 shares of the Company’s common stock.

NOTE 6 –	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consists of the following:

Machinery and equipment	$117,496
Automotive equipment	30,529
Office furniture and equipment	62,720
Construction in process	60,314
Other	23,435
294,494
Less: accumulated depreciation	52,710

Net property and equipment	$241,784

Depreciation expense for the nine-month period ended September 30, 2007 totaled $26,973.

NOTE 7 -	REVOLVING CREDIT FACILITY NOTE

On May 26, 2006, the Company entered into a $350,000 revolving credit facility with a bank. The facility expired on May 25, 2007 and all amounts owed were repaid.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 –	DEBT

A summary of long-term debt as of September 30, 2007 is as follows:

Term note due August 16, 2011, interest at 9.25%	$67,397
Vehicle financing loan due May 9, 2012, interest at 7.99%	24,284

Long-term debt	91,681
Less: current portion	72,065
$19,616

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

The Notes contain a beneficial conversion discount of $151,650 because the value allocated to the Notes is less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the Notes and warrants have been valued with proceeds allocated on a relative basis. The Company allocated $1,396,767 to the Notes and $288,233 to the warrants (see below). The beneficial conversion discount will be amortized over the life of the Notes through a charge to interest expense. The convertible notes of $1,685,000 are reflected on the condensed consolidated balance sheet net of the unamortized portion of the $288,233 discount on the convertible debt relating to the warrants and net of the unamortized portion of the beneficial conversion discount of $151,650. The discounts are being amortized to interest expense over the life of the convertible notes. For the nine-month and three-month periods ended September 30, 2007, the Company recorded interest expense of $47,840 and $27,308, respectively, related to the warrants, and interest expense of $25,171 and $14,369 related to the beneficial conversion discount. The Company has incurred $111,850 in debt issuance costs related to the Notes which are being amortized to interest expense over the term of the loan. For the nine-month and three-month periods ended September 30, 2007, the Company recorded interest expense of $18,565 and $10,660, respectively, related to the amortization of debt issuance costs.

The $288,233 in proceeds allocated to the warrants was classified as a liability as of the Merger date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The warrants may require cash settlement at fair value in the event of certain circumstances, including certain mergers or consolidations, sale of substantially all of the assets of the Company, sale of more than 50% of the outstanding common shares of the Company, or certain other stock purchase or business combinations. Accordingly, the warrants have been accounted for as derivative instrument liabilities which are subject to mark-to-market adjustment in each period. As a result, for the nine-month and three-month periods ended September 30, 2007, the Company recorded pre-tax charges for derivative instrument expense of $2,119,767 and $408,000, respectively. The resulting derivative instrument liability was $2,408,000 at September 30, 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 4.2%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 –   DEBT (Continued)

BRIDGE LOAN

On January 4, 2007, the Company secured a $600,000 bridge loan (the “Bridge Loan”) to support development plans and fund operations. The Bridge Loan had a stated interest rate of 10% which, under the terms of the Bridge Loan, was payable beginning on May 31, 2007. The Company incurred $65,000 in debt issuance costs which was being amortized over the term of the loan. The Bridge Loan was to mature upon the earlier of (a) completion of an equity financing transaction, or (b) May 31, 2008. Upon completion of an equity financing transaction, the Bridge Loan was convertible to common shares of the Company at 80% of the market price of the Company’s common shares. In accordance with the terms of the Bridge Loan, the Company issued warrants to the holders of the Bridge Loan upon the completion of the equity financing transaction. The warrants have a 5 year life (expiring in May 9, 2012) and entitle the holders to purchase shares of common stock of the Company equal to the number of shares issued converted under the Bridge Loan (776,051 shares) at a price of $1.20 per share. The terms of the warrants do not provide holders with the option to exercise on a cashless basis.

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

The Bridge Loan had a beneficial conversion discount because the conversion price of the Bridge Loan was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount and associated warrants was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock after completion of an equity financing transaction. The value of the warrants, and consequently the value of the beneficial conversion discount, could not be determined until a conversion ratio for an equity financing transaction had been established. Accordingly, the total value of the beneficial conversion discount of $200,345 was recognized as interest expense in the second quarter of 2007 as a result of the Merger. The $148,567 allocated to the warrants was based on the fair value of the warrants and was recorded as a charge to interest expense and additional paid-in capital in the second quarter of 2007. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 4.9%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants.

BANK DEFAULT

As a result of the Company issuing the convertible notes associated with the Merger, the Company is not in compliance with certain provisions of the Term Note and thus is in default. As a result, the stated interest rates for the Term Note may be increased and repayment of the Term Note may be subject to acceleration. Accordingly, the Company’s bank could elect to increase the stated interest rate for the Term note to 13.25%. Should the Company’s bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. The Term Note has been classified as a current liability for the period ended September 30, 2007. As of the date of this filing, the Company has not received any notice that the  bank has elected to increase the interest rate or accelerate the repayment of the Term Note.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 –	LEASE COMMITMENTS

CAPITAL LEASES

The Company is obligated under various capital leases for computer equipment. The leases require monthly payments ranging from $303 to $477. They expire on various dates through May of 2009. The net book value of equipment under capital leases at September 30, 2007 was $14,001.

The future minimum lease payments and the present value of the payments at September 30, 2007 are as follows.

Period from September 30, 2007 to December 31, 2007	$2,340
Year ending December 31, 2008	6,329
Year ending December 31, 2009	2,385
Total minimum lease payments	11,054
Less: amount representing interest	1,256
Present value of minimum lease payments	9,798
Less: current portion	6,196
Long-term portion	$3,602

OPERATING LEASES

The Company leases its facilities and certain office equipment under operating leases which expire in July of 2012 and March of 2010, respectively. The Company has an option to renew its facility lease for an additional 5 years. Future minimum payments under these operating leases are as follows.

Period from September 30, 2007 to December 31, 2007	$10,267
Year ending December 31, 2008	41,485
Year ending December 31, 2009	42,485
Year ending December 31, 2010	40,928
Year ending December 31, 2011	41,417
Year ending December 31, 2012	24,500
Total minimum lease payments	$201,082

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 –	STOCK BASED COMPENSATION

The Company granted certain key employees and advisors shares of common stock as part of the Company’s offer of employment. The purpose was to enable the Company to retain and motivate such employees. The grants are recognized ratably as compensation expense over the requisite service periods based on the fair value of the grants as of the grant dates. Because grant dates were prior to the merger and such shares were not publicly traded, fair value was determined using a discounted cash flow model. Compensation expense of $839,175 and $31,628 was recognized for the nine months ended September 30, 2007 and for the period from February 1, 2006 (inception) to September 30, 2006, respectively. Common shares totaling 311,416 will vest at various times through February of 2010. Additional compensation expense for unvested shares amounting to $157,713 will be recognized over the remaining requisite future service periods for each respective grant.

Shares granted as compensation expense are as follows.

Grant Date	Shares Granted	Vested Shares as of September 30, 2007	Unvested Shares

2/13/2006	77,854	77,854	-
4/17/2006	77,854	77,854	-
6/1/2006	77,854	77,854	-
2/1/2007	506,051	194,635	311,416
2/19/2007	724,042	724,042	-
Total	1,463,655	1,152,239	311,416

NOTE 11 –	INCOME TAXES

Concurrent with the May 9, 2007 Merger, the VeruTEK’s tax status changed from an S corporation to a C corporation under sections of the federal and state income tax laws. Accordingly, as of May 9, 2007, the S corporation provisions of the federal and state income tax laws which provide that, in lieu of federal and state corporate income taxes, all income, deductions, losses and credits pass through to the stockholders for them to report on their personal tax returns, no longer apply to VeruTEK.  Therefore, the Company will be required to record a provision for federal and state corporate income taxes commencing with the May 9, 2007 Merger closing date for subsequent periods based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates and regulations. This basis difference resulted in a deferred tax asset of approximately $956,624 which was entirely offset by a full valuation allowance. The Company has provided a valuation allowance against these deferred tax assets as it believes it is more likely than not that the assets will not be realized.

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

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 –	INCOME TAXES (Continued)

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with income taxes. The period from February 1, 2006 (inception) to December 31, 2006 remains open to examination by the U.S. Internal Revenue Service and state authorities.

We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

NOTE 12 –	SUBSEQUENT EVENTS

SALE OF EQUITY SECURITIES

On October 17, 2007, the Company completed a private placement of investment units to accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one Common Share; a five year non-callable warrant to purchase one Common Share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one Common Share at an exercise price of $2.10 per share. The Company raised approximately $1.9 million (net of transaction related expenses) from approximately 29 accredited investors, who will be issued 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights.

APPOINTMENT OF DIRECTORS AND DIRECTOR COMPENSATION

On October 12, 2007, the Board of Directors confirmed, ratified and approved the election and appointment of Douglas Anderson, Mark Ain, and Carlos Naudon as independent non-employee members of the Company's Board of Directors (the “Board”), effective as of such date.

Douglas Anderson will serve as Chairman of the Board. Mark Ain and Carlos Naudon will serve as board members. Committee chairmen will be determined at a future date.

Effective October 12, 2007, the Board of Directors has granted the following compensation to Mark Ain and Carlos Naudon for their services as non-employee directors of the Board. For the fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after such individual becomes a member of the Board. For fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 –	SUBSEQUENT EVENTS (Continued)

APPOINTMENT OF DIRECTORS AND DIRECTOR COMPENSATION (Continued)

Effective October 12, 2007, the Board of Directors has granted the following compensation to Douglas Anderson for his services as the Chair of the Board. For fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services to be rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after being appointed as Chair of the Board. For fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008.

Such stipends and fees are subject to review of the Board from time to time.

Douglas Anderson, Mark Ain, and Carlos Naudon purchased investment units issued as part of the October 17, 2007 sale of securities. Douglas Anderson purchased 200,000 investment units, Mark Ain purchased 133,000 investment units and Carlos Naudon purchased 134,000 investment units.

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

OVERVIEW

VeruTEK Technologies, Inc., a wholly owned subsidiary of the Company, (“VeruTEK-Delaware”) was incorporated as a Delaware corporation on February 1, 2006. VeruTEK-Delaware was formed to develop and commercialize new technologies in the field of environmental remediation.  VeruTEK-Delaware provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

On May 9, 2007, the Company (formerly known as Streamscape Minerals, Inc.) entered into and closed a reverse acquisition merger agreement (hereafter defined as the “Merger”) with VeruTEK-Delaware, and each of VeruTEK-Delaware's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of the Company's common stock, issued $1,685,000 in convertible notes and warrants, and changed its name to “VeruTEK Technologies, Inc.” (see Note 4 to the Condensed Consolidated Financial Statements included elsewhere herein). The merged company is hereafter referred to as the “Company”.

The Company has a working capital deficiency of approximately $3.3 million as of September 30, 2007 and has an accumulated deficit totaling approximately $9.2 million for the period from February 1, 2006 (inception) through September 30, 2007.  The Company is also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment.  The Company estimates it has sufficient funding to sustain operation through March 2008. Accordingly, it is pursuing potential sources of funding with investors and financial institutions of which there is no guarantee that the Company will be successful in obtaining such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The attached financial statements do not include adjustments that might result from the outcome of this uncertainty.

As is typical with early stage growth companies, the accumulated deficit is largely a result of business development expenses as well as investment in building infrastructure for growing the Company’s business and operations.

Concurrent with the May 9, 2007 Merger, the Company issued $1,685,000 of 6% secured convertible notes and warrants. Proceeds from the transaction were approximately $1.5 million, net of transaction commissions and expenses.  The notes will be convertible under certain conditions into shares of the Company’s common stock.  The Company has agreed to affect the registration of the shares to be converted through notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement and filed a registration statement on form SB-2 on July 20, 2007. Additionally, on January 4, 2007, the Company raised $600,000 through the issuance of convertible debt to accredited investors (the “Bridge Loan”). Concurrent with the Merger, the Bridge Loan was converted into shares of common stock of the Company (see Note 8 to the Condensed Consolidated Financial Statements included elsewhere herein).

On October 17, 2007, the Company completed a private placement of investment units to accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one Common Share; a five year non-callable warrant to purchase one Common Share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one Common Share at an exercise price of $2.10 per share. The Company raised approximately $1.9 million (net of transaction related expenses) from approximately 29 accredited investors, who will be issued 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights.

The Company currently derives its revenue from consulting services related to the evaluation of environmental contamination risks for clients, treatability studies intended to evaluate the effectiveness of the Company’s technology, know-how and processes in addressing specific contamination issues at specific client sites and from pilot projects intended to demonstrate the effectiveness of the Company’s services by directly addressing contamination issues at client sites. The Company’s objective is to utilize activities from each of the above revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities, but has not yet secured a commitment for a full scale remediation project. Securing full scale remediation projects at acceptable profit margins are critical to ensure the long-term viability of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Bank Default

On October 17, 2007, the Company completed a private placement of investment units to accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one Common Share; a five year non-callable warrant to purchase one Common Share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one Common Share at an exercise price of $2.10 per share. The Company raised approximately $1.9 million (net of transaction related expenses) from approximately 29 accredited investors, who will be issued 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights.

Concurrent with the Merger of May 9, 2007, the Company issued $1,685,000 of notes convertible into 1,685,000 shares of common stock, and detachable warrants to purchase 842,500 shares of common stock which are exercisable for a 5 year period at an exercise price of $1.20. Gross proceeds from the Merger amounted to $1,685,000 and net proceeds amounted to approximately $1.5 million. Gross proceeds were allocated to the convertible notes and warrants, respectively. The amount allocated to the convertible notes was $1,396,767 and resulted in a beneficial conversion discount of $151,650. The beneficial conversion discount will be amortized to interest expense over the term of the convertible notes. The $288,233 allocated to the warrants was recorded as a discount to the convertible notes and as a derivative instrument liability as of the Merger date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The $288,233 discount to the convertible notes will be amortized to interest expense over the life of the notes. The warrants are subject to mark-to-market adjustment in each period. As a result, for the nine-month and three-month periods ended September 30, 2007, the Company recorded pre-tax charges for derivative instrument expense of $2,119,767 and $408,000, respectively. The resulting derivative instrument liability was $2,408,000 at September 30, 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 4.2%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants.

The Company has agreed to affect the registration of the shares to be issued upon the conversion of the 6% secured convertible notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Merger.  In the event that the Company fails to file by the required filing deadline or have such registration statement declared effective by the required effective deadline, then the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods.  However, the Company is entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

Additionally, the Company believes it is probable that it will not have the registration statement declared effective within 180 days following the May 9, 2007 closing of the Merger. However, the Company has received consents indefinitely extending this deadline from investors comprising approximately 70% of the issued and outstanding convertible notes. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those convertible notes for which holders did not provide consents extending this deadline.

In addition, in the event that sales of shares related to the 6% secured convertible notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement with certain timing exceptions, the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods.  The Company does not currently believe it is probable that it will incur these penalties under the registration rights agreement and consequently has not recorded a provision for these penalties.

The Bridge Loan secured on January 4, 2007 was intended to support development plans and fund operations until the Company secured additional financing. The Bridge Loan carried a stated interest rate of 10% which, under the terms of the Bridge Loan, was payable beginning on May 31, 2007. The Company incurred $65,000 in debt issuance costs which were being amortized to interest expense over the term of the loan. The Bridge Loan was to mature upon the earlier of (a) completion of an equity financing transaction, or (b) May 31, 2008. Upon completion of the Merger, the Bridge Loan was converted to common shares of the Company at 80% of the conversion price for notes issued in the Merger. In accordance with the terms of the Bridge Loan, the Company has issued warrants to the holders of the Bridge Loan which are exercisable for up to a 5 year period.  The warrants entitle the holders to purchase shares of common stock of the Company equal to the number of shares converted under the Bridge Loan at a price of $1.20 per share. The Company allocated the gross proceeds of the Bridge Loan to the loan and detached warrants, respectively. Gross proceeds allocated to the loan resulted in a $200,345 beneficial conversion discount which was recognized as interest expense in the second quarter of 2007. The $148,567 allocated to the warrants was based on the fair value of the warrants and was recorded as a charge to interest expense and additional paid-in capital in the second quarter of 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free rate of 4.9%, volatility of 50% and an expected life equal to the contractual life of the warrants (May 9, 2012).

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

The Term Note was secured on September 16, 2006 and matures on September 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term note as of September 30, 2007 was $67,397. Proceeds received from the Merger were used to repay all amounts due and payable on the Facility and the Facility was terminated. The Company is attempting to secure a replacement facility or other sources of funding with other financial institutions or investors.

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

Should the Bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. As a result of the Bank having the option to accelerate the Term Note, the amount outstanding under the Term Note as of September 30, 2007 has been classified as a current liability. As of the date of this filing, the Company has not received any notice that the Bank has elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and a director of the Company.

Proceeds of $600,000 from the January 2007 Bridge Loan were primarily used to fund operations. Proceeds of $1,685,000 received from the May 2007 convertible notes have been used for the repayment of the $349,407 revolving loan with the Company’s bank, to fund operations and for the purchase of equipment.  Proceeds from the October 17, 2007 sale of equity securities will be used to fund operations. If the Company does not secure a project or projects for full scale environmental remediation of sufficient size and profitability or if it does not secure additional funding from other sources, the Company estimates current funding will sustain its operations through March 2008. Although the Company is currently pursuing opportunities for full scale environmental remediation projects and additional funding, there is no guarantee that the Company will be successful in securing full scale remediation projects or additional funding. Securing full scale remediation projects at acceptable profit margins are critical to ensure the long-term viability of the Company. The Company believes it will require additional funding to sustain operations beyond March 2008.

The Company has entered into a lease agreement for office and lab facilities commencing August 1, 2007 and continuing for a 5 year term with an option to renew for a further 5 years. The lease agreement requires annual payments ranging from $38,000 in year one to $42,000 in year five. In addition, the Company will be responsible for maintenance, taxes, insurance and other costs related to the facility. The Company expects to incur approximately $75,000 in leasehold improvement costs related to the new facility. The Company terminated its former lease concurrent with its occupation of the new facility on September 1, 2007. The former facility was leased on a month-to-month basis for $1,000 per month.

The Company does not have any off-balance sheet arrangements.

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

Director Compensation

On October 12, 2007, the Board of Directors confirmed, ratified and approved the election and appointment of Douglas Anderson, Mark Ain, and Carlos Naudon as independent non-employee members of the Company's Board of Directors (the “Board”), effective as of such date.

Douglas Anderson will serve as Chairman of the Board. Mark Ain and Carlos Naudon will serve as board members. Committee chairmen will be determined at a future date.

Effective October 12, 2007, the Board of Directors has granted the following compensation to Mark Ain and Carlos Naudon for their services as non-employee directors of the Board. For the fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after such individual becomes a member of the Board. For fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008.

Effective October 12, 2007, the Board of Directors has granted the following compensation to Douglas Anderson for his services as the Chair of the Board. For fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services to be rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after being appointed as Chair of the Board. For fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008.

Such stipends and fees are subject to review of the Board from time to time.

Cash Flows (Used In) Operations

Net cash used in operations was $1,288,767 in the nine months ended September 30, 2007. The use of cash was primarily a result of operating losses incurred by the Company. The Company’s $4,993,787 net loss from operations included non cash charges of $2,119,767 to mark a derivative instrument liability to market, $839,175 for employee stock compensation expense, $225,516 for the amortization of beneficial conversion discounts, $51,040 for the acceleration of the amortization of debt issuance costs, $47,840 for amortization of debt discounts related to warrants, $148,567 for non-cash interest expense related to warrant issuances, $26,973 for depreciation, $32,525 for amortization and $20,833 for interest paid for by the issuance of common stock. Cash used in operations was partially offset by a $26,374 reduction in accounts receivable, a $77,891increase in accounts payable and a $176,522 increase in other current liabilities. The decrease in accounts receivable resulted from a decline in revenues. Increases in accounts payable and other current liabilities resulted from higher expenses and the timing of payments.

Net cash used in operations for the period from February 1, 2006 (inception) to September 30, 2006 of $242,920 included a $297,681 increase in accounts receivable that was partially offset by increases in accounts payable of $233,063, accrued payroll and benefits of $34,173 and other current liabilities of $7,662. The Company’s $3,811,404 net loss from operations included a non-cash charge of $3,100,000 to expense the value of transferred research and development, $454,753 for deferred compensation due to officers and directors, $31,628 for employee stock compensation expense and $17,267 for depreciation.

Cash Flows (used in) / provided by Investing and Financing Activities

Net cash used in investing activities for the nine months ended September 30, 2007 amounted to $120,664. Expenditures amounted to $69,538 for machinery and equipment, $33,852 for leasehold improvements and $17,274 for other assets including furniture, office equipment and laboratory equipment. Net cash used in investing activities of $121,904 for the period from February 1, 2006 (inception) to September 30, 2006 was also for the purchase of machinery and equipment.

Cash provided by financing activities for the nine months ended September 30, 2007 of $1,545,827 included $1,685,000 in gross proceeds from convertible notes issued on May 9, 2007 and $510,000 in proceeds from the January 4, 2007 Bridge Loan. These proceeds were partially offset by the $349,407 repayment of the Company’s revolving credit facility, $140,000 in debt issuance cost payments and $140,917 in payments directly related to the May 9, 2007 Merger. Additionally, scheduled repayments of long-term debt and capital lease obligations amounted to $13,818 and $5,031, respectively.

Cash provided by financing activities for the period from February 1, 2006 (inception) to June 30, 2006 amounted to $425,717. This primarily resulted from $349,239 in net proceeds received from the revolving credit facility and $82,500 in proceeds received from the Term Note.

RESULTS OF OPERATIONS – THIRD QUARTER 2007 VERSUS THIRD QUARTER 2006

Net revenues for the third quarter of 2007 were $107,254 as compared to $412,373 for the third quarter of 2006. In 2007, revenues were derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, knowhow and processes in addressing specific contamination issues at specific client sites. In 2006, the Company generated revenues related to a pilot project at a customer site which successfully confirmed the effectiveness of the Company’s technology at that site. In addition, the Company also generated revenues in 2006 from the evaluation of environmental contamination risks at various sites for various clients. Revenues in 2006 from the pilot project amounted to $306,353 and were the primary reason for the higher revenues being realized in the third quarter of 2006 versus the third quarter of 2007.

The Company’s objective is to utilize activities from each of the above mentioned revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities, but has not yet secured a commitment for a full scale remediation project. The Company is still attempting to secure a contract for full scale remediation of the customer site that was the subject of the successful 2006 pilot project. Management cannot provide any guarantee that the Company will be successful in securing a full scale remediation project.

For the third quarter of 2007, approximately 30% of the Company’s revenue was derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and 16% was derived from project planning activities related to a contaminated client site. Approximately 54% of the Company’s revenue was generated from treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, knowhow and processes in addressing specific contamination issues at specific client sites. For the third quarter of 2006, approximately 74% of the Company’s revenues were generated from the above mentioned pilot project at a customer site and the remaining 26% were generated from consulting services.

Cost of revenues for the third quarter of 2007 of $252,562 was $197,209 less than the third quarter of 2006. Direct third party costs incurred in supporting projects of $22,484 for the third quarter of 2007 were $30,970 less than the same period in 2006 primarily due to higher costs incurred in 2006 to support the above mentioned pilot project. Fixed and other overhead costs, including staffing, of $230,078 for the third quarter of 2007 was $166,239 less than the same period in 2006. This decrease was primarily the result of $150,000 in non-recurring accrued compensation costs recognized in 2006 in accordance with the employment agreements of two officers, Mr. John Collins, President and Chief Executive Officer, and Mr. George Hoag, Senior Vice President of Research and Development and $15,236 in lower salaries and benefit costs. The amounts accrued in 2006 for Mr. Collins and Mr. Hoag, respectively, are payable to each at a future unspecified date under the terms of their respective employment agreements as described above.

Selling, general and administrative expenses of $539,457 for the third quarter of 2007 were $410,457 higher than the third quarter of 2006. The increase was primarily due to a $155,273 increase for legal, audit and professional fees, a $77,557 increase in salaries and benefits, a $37,106 increase in stock compensation expense, a $56,100 increase for advertising programs, a $26,316 increase for investor relations costs and $24,250 for estimated penalties related to registration rights associated with the May 9, 2007 Merger. In addition, higher building rent, office expenses and moving expenses accounted for $16,599 of the increase.

Third quarter 2007 research and development expense of $44,951 increased by $23,081 over the same period in 2006 reflecting an increase in research and development efforts undertaken by the Company.

Derivative instrument expense increased by $408,000 to mark-to-market derivative instrument liabilities related to warrants issued in conjunction with the May 9, 2007 convertible notes.

Third quarter 2007 interest expense of $79,034 was $68,840 higher than the third quarter of 2006.  The increase primarily resulted from $78,173 in interest expense related to the convertible notes issued on May 9, 2007. The $78,173 in interest expense related to the convertible notes included non-cash amortization of $10,660 for debt issuance costs, $14,369 for a beneficial conversion discount and $27,308 for a discount related to warrants issued in conjunction with the notes. This increase in interest expense was partially offset by $8,153 in lower interest expense related to the Company’s revolving credit facility which expired on May 25, 2007 with all amounts being repaid.

The Company did not recognize any benefit or expense for income taxes in the third quarter of 2007. For the period from February 1, 2006 (inception) to the May 9, 2007 Merger, VeruTEK had elected to be treated as an S corporation under relevant sections of federal and state income tax laws and accordingly was not subject to federal or state income tax. Concurrent with the May 9, 2007 Merger, the Company’s tax status changed from an S corporation to a C corporation under sections of the federal and state income tax laws. However, at September 30, 2007, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax benefit.

RESULTS OF OPERATIONS – YEAR-TO-DATE 2007 VERSUS THE PERIOD FROM FEBRUARY 1, 2006 (INCEPTION) TO SEPTEMBER 30, 2006

Net revenue for year-to-date 2007 was $568,831 as compared to $1,443,535 for the period from February 1, 2006 (inception) through September 30, 2006 (hereafter defined as the “Prior Year Period”). In 2007, revenues were derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, knowhow and processes in addressing specific contamination issues at specific client sites. In 2006, the Company generated revenues related to a pilot project at a customer site which successfully confirmed the effectiveness of the Company’s technology at that site. In addition, the Company also generated revenues in 2006 from the evaluation of environmental contamination risks at various sites for various clients. Revenues in 2006 from the pilot project amounted to $966,664 and were the primary reason for the higher revenues being realized in the Prior Year Period versus nine months ended September 30, 2007.

The Company’s objective is to utilize activities from each of the above mentioned revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities, but has not yet secured a commitment for a full scale remediation project. The Company is still attempting to secure a contract for full scale remediation of the customer site that was the subject of the successful 2006 pilot project. Management cannot provide any guarantee that the Company will be successful in securing a full scale remediation project.

For the year-to-date 2007 period, approximately 32% of the Company’s revenue was derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and 29% was derived from project planning activities related to a contaminated client site. Approximately 39% of the Company’s revenue was generated from treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, know-how and processes in addressing specific contamination issues at specific client sites. For the Prior Year Period, approximately 67% of the Company’s revenues were generated from the above mentioned pilot project at a customer site and the remaining 33% were generated from consulting services.

Costs of revenues for year-to-date 2007 of $824,360 were $1,018,110 less than the Prior Year Period. Direct third party costs incurred in supporting projects of $75,453 for the first nine months of 2007 were $673,754 less than the Prior Year Period primarily due to higher costs incurred in the Prior Year Period to support the above mentioned pilot project. Year-to-date 2007 fixed and other overhead costs, including staffing, of $748,907 were $344,356 less than the Prior Year Period. This decrease was primarily the result of $450,000 in non-recurring accrued compensation costs recognized in 2006 in accordance with the employment agreements of two officers, Mr. John Collins, President and Chief Executive Officer, and Mr. George Hoag, Senior Vice President of Research and Development and $18,165 in lower costs related to stock compensation. This was partially offset by $109,682 in higher salaries and benefit costs.

Selling, general and administrative expenses of $1,909,945 for year-to-date 2007 were $1,650,462 higher than the Prior Year Period. The increase was primarily due to a $825,711 increase in non-cash stock compensation expense, a $311,070 increase in salaries and benefits, a $298,965 increase for legal, audit and professional fees, a $56,100 increase for advertising programs and a $58,878 increase for investor relations costs. In addition, the increase also included $24,250 for estimated penalties related to registration rights associated with the May 9, 2007 Merger and $20,694 in higher insurance premiums.

Research and development expense declined from $3,141,513 for the Prior Year Period to $119,791 for year-to-date 2007. In accordance with FAS 2, “Accounting for Research and Development Costs,” the Prior Year Period research and development expense included a $3,100,000 non-cash charge to expense the fair value of technology transferred to the Company by its founding officers and directors at inception. All other research and development expenses incurred in the Prior Year Period amounted to $41,513 as compared to $119,791 incurred for year-to-date 2007. This remaining increase of $78,278 reflects the increase in research and development efforts undertaken by the Company.

Derivative instrument expense increased by $2,119,767 to mark-to-market derivative instrument liabilities related to warrants issued in conjunction with the May 9, 2007 convertible notes.

Year-to-date 2007 interest expense of $588,755 was $577,282 higher than the Prior Year Period.  The increase primarily resulted from $200,345 for amortization of the Bridge Loan beneficial conversion discount, $148,567 for amortization of the discount related to Bridge Loan warrants, the acceleration of $51,040 of debt issuance amortization related to the bridge loan  (see Liquidity and Capital Resources discussion above), $132,015 of interest expense related to the convertible notes, $34,793 of interest related to the bridge loan, $6,527 related to the Company’s revolving credit facility with its bank and $4,817 related to the Company’s term loan with its bank. The $132,015 in interest expense related to the convertible notes included non-cash amortization of $18,565 for debt issuance costs, $25,171 for a beneficial conversion discount and $47,840 for a discount related to warrants issued in conjunction with the notes. The $34,793 of interest expense related to the bridge loan included $13,960 in amortization of debt issuance costs and $20,833 of interest paid though the issuance of common stock.

The Company did not recognize any benefit or expense for income taxes for year-to-date 2007. For the period from February 1, 2006 (inception) to the May 9, 2007 Merger, VeruTEK had elected to be treated as an S corporation under relevant sections of federal and state income tax laws and accordingly was not subject to federal or state income tax. Concurrent with the May 9, 2007 Merger, VeruTEK’s tax status changed from an S corporation to a C corporation under sections of the federal and state income tax laws. However, at September 30, 2007, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax benefit.

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis or Plan of Operation and the Accounting Policies Note in the Company’s 2006 financial statements for the fiscal year ended December 31, 2006 (as filed on October 11, 2007 with the Company’s Form SB-2/A) describe the critical accounting estimates and accounting policies used in preparation of the financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the first nine months of 2007.

Item 3A (T).   Controls and Procedures

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

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

It is possible we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not issue any unregistered securities during the quarter ended September 30, 2007.

Item 3. Defaults Upon Senior Securities

At December 31, 2006, the Company had a $350,000 revolving credit facility (the “Facility”) and a term note (the “Term Note”) with an original principal amount of $82,500 with Webster Bank (the “Bank”). The Facility was available through May 27, 2007 and the Company had utilized $349,407 as of December 31, 2006. The Term Note was secured on September 16, 2006 and matures on September 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term Note as of September 30, 2007 was $67,397. All amounts due and payable on the Facility were paid and the Facility was terminated.

As a result of the Company entering into the Bridge Loan financing arrangement on January 4, 2007, and the subsequent issuance of convertible notes on May 9, 2007, the Company has been in default of certain provisions of the Facility and the Term Note.  All amounts due and payable under the Facility were repaid, but the Company continues to be in default of certain provisions of the Term Note. As a result, at the option of the Bank, the stated interest rates for the Term Note could be increased and repayment of the Term Note could be accelerated. Additionally, the Bank could elect to increase the stated interest rate for the Term Note to 13.25%. Should the Bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. As a result of the Bank having the option to accelerate the Term Note, amounts outstanding at September 30, 2007 have been classified as a current liability. As of the date of this filing, the Company has not received any notice that the Bank has elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and a director of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2007, stockholders holding more than 54% of the Company’s outstanding common stock approved by written consent a Certificate of Amendment to Articles of Incorporation to

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

We filed the Certificate of Amendment to Articles of Incorporation on April 30, 2007

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Exchange (4)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (3)
3.3	Bylaws (2)
4.1	Securities Purchase Agreement (4)
4.2	Form of Secured Convertible Note (4)
4.3	Form of Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
4.5	Form of Security Agreement (5)
10.1	Employment Agreement - George Hoag (4)
10.2	Employment Agreement - John Collins (4)
10.3	Employment Agreement - Michael Vagnini(4)
16.1	Letter from Manning Elliot LP (6)
21.1	List of Subsidiaries of the Company (5)
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 16, 2005.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 28, 2007.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2007.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 14, 2007.

(5)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 20, 2007.

(6)	Incorporated by reference to the Form 8-K/A Current Report filed with the Securities and Exchange Commission on July 23, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VeruTEK Technologies, Inc.

DATED: November 7, 2007	By:	/s/ John Collins
John Collins
President and Chief Executive Officer

By:	/s/ Michael Vagnini
Michael Vagnini
Chief Financial Officer