Form 10KSB
period 2007-12-31
VeruTEK Technologies, Inc.
filed 2008-03-26
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number: 333-130394

VeruTEK Technologies, Inc.
(Exact name of small business issuer in its charter)

Nevada	06-1828817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 West Dudley Town Road, Suite 100 Bloomfield, CT	06002
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (860) 242-9800

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes |_|    No |X|

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|    No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes |_|    No |X|

State issuer's revenues for its most recent fiscal year: $616,331.

The aggregate market value of the voting common equity held by non-affiliates was $9,472,608 based upon the closing sales price of Common Stock on the OTC Bulletin Board on March 17, 2008 of $1.60 per share.

As of March 17, 2008 21,310,813 shares of Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):    Yes |_|    No |X|

VeruTEK Technologies, Inc.

FORWARD LOOKING STATEMENTS

Forward Looking Statements - Cautionary Statements

This Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding VeruTEK Technologies, Inc.'s (the "Company") financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, one-time events and the other risks identified elsewhere herein. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its Forms 10-QSB, 8-K, 10-KSB and other reports filed with the Commission.

PART I

Item 1.   Description of Business

Description of Our Company

VeruTEK Technologies, Inc. (“VeruTEK-Delaware”) was organized as a Delaware corporation on February 1, 2006. VeruTEK-Delaware was formed to develop and commercialize new technologies in the field of environmental remediation. VeruTEK-Delaware provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

On May 9, 2007, a Nevada corporation formerly known as Streamscape Minerals, Inc. ("VeruTek-Nevada") entered into and closed a share exchange agreement with VeruTEK-Delaware, and each of VeruTEK-Delaware's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, VeruTek-Nevada acquired all of the issued and outstanding capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of VeruTEK-Nevada common stock.

We conduct our business operations through VeruTEK-Delaware, our wholly-owned subsidiary. As used hereafter, the terms “Company”, “VeruTEK”, “we,” “us,” or “our” refer to VeruTEK-Nevada and our wholly owned subsidiary, VeruTEK-Delaware.

VeruTEK-Nevada was incorporated in the State of Nevada on February 3, 2004. Until we acquired VeruTek-Delaware, we were an exploration stage company in the business of the acquisition and exploration of mining properties and intended to be in the business of mineral property exploration. Management determined that the lack of capital and a lack of funding sources to fund mining explorations and mining operations would not allow us to execute our business plan in a viable fashion. Management decided not to proceed with a mineral exploration program and consequently elected to merge with VeruTEK-Delaware.

Description of Business

We are an environmental remediation company that provides environmental solutions for complex environmental problems. We have developed new clean and green technologies using food-grade surfactants and food additives that remove contamination without risk to humans or the environment. We anticipate that our technologies will allow development of the following revenue streams:

•   remediation of contaminated sites;
•   sale of branded green chemicals,
•   licensing of proprietary technology;
•   laboratory services; and
•   high-level consulting.

We currently derive our revenue from high level consulting services related to the evaluation of environmental contamination risks for clients, laboratory services related to treatability studies intended to evaluate the effectiveness of our technology, know-how and processes in addressing specific contamination issues at specific client sites and from pilot projects intended to demonstrate the effectiveness of our capabilities by directly addressing contamination issues at client sites. Our objective is to utilize activities from each of the above revenue sources to successfully demonstrate our capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. We are continuing to pursue such opportunities. As of this date, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and three relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.  We have not yet established revenue streams related to the sale of branded green chemicals or licensing of proprietary technology.

The Company had two customers that accounted for approximately 83% of its revenues for the year ended December 31, 2007. A major utility Company located in the Northeastern United States and a major engineering firm accounted for 57% and 26% of fiscal 2007 revenues, respectively.

We have successfully tested the first series of clean, green and effective technologies for surface and subsurface contamination in laboratory and field studies. The tests have involved both laboratory and field study. Laboratory studies were conducted by an independent third-party laboratory. Field tests were observed by a third party consultant and the New York State Department of Environmental Conservation (“NYSDEC”). A report on field tests prepared by the third party consultant has been accepted by the NYSDEC.  In addition, we have received approvals from the South Carolina Department of Health and Environmental Control and the Florida Department of Environmental Protection to utilize our technology for remediation at potential client sites in their respective states.  We will use this technology to diversify our revenue streams. In the long term, these technologies will be used to penetrate the fragmented environmental market  so the Company can become the first large, green environmental services firm.

Currently, most contaminated surface soil is excavated, treated at an off-site facility and landfilled. Initially, remediation of contaminated sites will be our most significant revenue stream. We will clean soils, sediments, and groundwater especially for clients with large liabilities (such as Fortune 500 industrial clients, utilities, the federal government and others). These solutions remove contamination at complex (large) commercial/industrial and government sites. Our opportunity and vision is to replace the dig/haul/landfill mentality that pervades the environmental market. Instead of costly removal of vast quantities of contaminated soil, we now have the ability to design treatments in place using food-grade materials.

Branded green chemical development is our second revenue stream. We have developed our first line of green, biodegradable solutions for environmental cleanup. The continual development and branding of the VeruSOL line of products will facilitate movement of the marketplace to more intelligent, earth-friendly solutions. We believe selling of branded green chemicals will catalyze our position in the environmental marketplace.

The environmental market is fragmented between water resources management, laboratory and analytical, consulting, real estate, and remediation sectors. Remediation (or cleanup) and laboratory services are common themes of these markets; both are marketing vehicles and revenue generators. Initially, our laboratory services will focus on high-end and specialty analysis of pollutants with the expectation and treatability studies. As we grow, the laboratory will grow to provide support for our growing services.

With a previous dearth of real environmental solutions available, the environmental consulting market is currently commodity driven by technologies centered on excavation and landfill disposal. These traditional remediation technologies are basic to many implementers and result in a lack of differentiation and higher levels of competition. With more complete, long-term solutions for cleanup, the environmental consulting market will be changed to high-end consulting for true cost-effective remediation utilizing green chemistry that can be safely implemented. We are positioned to capitalize on this trend in the market.

Our technologies can achieve complete or near complete cleanup of soils to provide a real solution. We use plant-derived natural surfactants that constitute our green solution.  The cost of our technology is comparable to excavation and landfill disposal technologies for contamination near the surface of the ground. However, unlike traditional excavation and landfill remediation, our technology is not depth limited and consequently we are able to remediate subsurface soil contamination at greater depths. The cost of excavation and landfill disposal remediation at depth is prohibitive. In addition, excavation and landfill disposal is almost never 100 percent effective and sometimes leaves significant amounts of contamination in place. Excavation and landfill disposal also increases the likelihood of exposure to contaminants for workers and communities through which contaminants are hauled. By design, landfill disposal moves the contamination from one location to the landfill location without eliminating the contamination. Our technology has none of these limitations.

Our technologies are effective in remedying organic chemical based non-aqueous phase liquids in soils and groundwater.  Organic chemicals are carbon and hydrogen compounds that are important constituents of many products and industries such as paints, plastics, food, explosives, drugs, petrochemicals, to name but a few. As a result of our technology development, we have positioned ourselves as a solution provider for many types of organic chemical contamination by providing uniquely designed solutions in partnership with the traditional environmental remediation consultants and implementers. We believe our technology is unique and patent applications covering our technology are pending. The Company is using its green chemistry solutions and implementation technologies for a number of applications, including providing remedies to treat herbicide and pesticide contamination and contaminated real estate.  The Company is also evaluating opportunities in its laboratory including oil spill remediation, oil extraction and water treatment. Accordingly, we believe we are uniquely positioned to capitalize on the drive toward more effective, safe and economical solutions to environmental problems.

We expect our technologies will have an impact on the “brownfields” real estate market. These green technologies are non-intrusive and can safely remedy contamination in-place in cities and residential areas without having to destroy structures or move residents. Our technologies can be used to essentially eliminate significant obstacles faced in the sale or resale of these properties. This area offers another source of potential revenue.

We believe we have the opportunity to redefine the environmental market with green-brand, thoughtful, and cost-effective solutions. In addition, borrowing marketing strategies from other industries will help transform the large commodity-driven environmental market to a specialty market.

As of December 31, 2007, we had 13 employees of which 10 are full time salaried employees and 3 are hourly employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Products and Services

We have developed several new, patentable technologies that we believe will change the nature of the environmental remediation market at complex waste sites. By combining surfactant and oxidant chemistries, we have invented a proprietary controlled dissolution and desorption process (by dilute surfactant mixtures) with concomitant biological or chemical destruction processes. We have already developed a simultaneously coupled co-solvent/surfactant activated persulfate oxidation process. Our goal is to have our remedies replace generic site remedies with designer surfactant/oxidant combinations that are environmentally safe and non-intrusive to the nearby community. Designer remedial applications have the same brand appeal to environmental stakeholders that “designer drugs” have in the pharmaceutical industry. We expect the environmental industry to evolve toward a pharmaceutical-like business with green chemicals (the VeruSOL™ line, for example) continually developed and sold under developed brand names.

Our Surfactant-Enhanced In Situ Chemical Oxidation (S-ISCO™) is a technology that safely destroys (reduces to carbon dioxide and water) organic contamination.  It can target contamination deep in the subsurface of soils such that remediation is possible where previously it was not possible.  It is disruptive because it will force Principal Responsible Parties to remedy their subsurface contamination instead of leaving it in place.  It also provides a cost-effective and safe means to remedy surface and subsurface contamination in place without excavating it and sending millions of tons of contaminated soils to landfills, many of which are hundreds or thousands of miles away.  Our technology has been tested in the laboratory for a specific contaminated site with coal tar in the subsurface.  It was also successfully implemented at a pilot test site from April 2006 to November 2006.  An independent third-party report concluded that our S-ISCO™ mixtures traveled together (coeluted) to targeted soil zones and contaminants were solubilized and destroyed through the pilot test area. Results of the transport data show that contaminated soil strata were and can be targeted for treatment by the S-ISCO™ method. The pilot test demonstrated that S-ISCO™ can be used to treat the contaminants such as tar saturated soils, tar blebs and tar-coated lenses beneath buildings and other potential obstructions (for example, railroad tracks).  The State of New York Department of Environmental Conservation (NYSDEC) has also approved the application of S-ISCO™ for full scale remediation at the site of our pilot test. S-ISCO™ is one type of a family of coelution technologies that we are developing.  We have completed extensive laboratory work for the remediation of chlorinated compounds.  We are beginning to work on implementing a remedy for the remediation of common herbicides and pesticides often found as residual material in farm soils.

We have developed Green Chemistry solutions using plant-derived surfactants and implementation technologies that remediate and eliminate the environmental effects of chemical waste.

COELUENT TECHNOLOGIES™
Coelution Technologies™ include Surfactant-enhanced in Situ Chemical Oxidation (S-ISCOTM) and provide treatment that enables the rapid removal of contaminants from soils and groundwater.

S-ISCO™
The S-ISCO™ process uses groundwater to move Green chemicals that destroy contaminants where they are located in the soil.  Alternatively, in soils that have low permeability S-ISCO™ can be deployed using emplaced fracturing methodologies or direct-push injection.  S-ISCO™ requires no heavy equipment, no destruction of buildings, little odor control, and very little community impact.

VeruSOL™
The Company’s VeruSOL™ product is a surfactant (surface active agent) based solvent. By combining VeruSOL™ with traditional oxidant chemistries the Company is able to remove contaminants from soils and groundwater through a controlled dissolution and desorption process, eliminating the need for excavation.
Currently the Company provides five variants of VeruSOL™, each designed for a specific type of contamination:

•           VeruSOL 1 – Designed to clean MGP and heavy diesel contamination
•           VeruSOL 2 – Designed to clean lighter organics, NAPLs and gasoline
•           VeruSOL 3 – Designed to clean chlorinated DNAPLs
•           VeruSOL 4 – Designed to clean soil and groundwater PCBs
•           VeruSOL 5 – Designed specifically for clay matrices

Additional Product Opportunities

The Company’s primary market is the remediation of surface and subsurface soil and groundwater contamination.  The Company also currently has field tests which include herbicide/pesticide and contaminated real estate remediation.  We believe our solutions have applications in oil spill remediation, oil extraction and water treatment.

HERBICIDES AND PESTICIDES
The Company has developed a remedy for legacy soil and groundwater herbicides and pesticides such as endrin and DDT that it is currently testing in a field demonstration.  Remedying herbicide and pesticides is useful in marketing to chemical companies that have a portfolio of contaminated properties from past improper disposal practices, railroads that used them extensively on their right of ways and military sites.  It also provides an additional opportunity to formulate a retail product that can be sold for residential buyers concerned about the presence of toxic compounds in their lawns.  Notably, communities around the US are preventing residential and commercial development of farmland soils that have had past agricultural activities until removal of legacy herbicides and pesticides.

CONTAMINATED REAL ESTATE REMEDIATION
The Company believes its technologies will have an impact on the “Brownfield’s” real estate market.  The Company’s green technologies can safely remedy contamination in-situ in cities and residential areas without having to destroy structures or move residents.  These technologies can be used to essentially eliminate the stigma of these properties for sale and resale.  A partnership or joint-venture with a real estate investment companies to cleanup urban, contaminated properties is potentially one of our most lucrative revenue streams.

OIL SPILLS
S-ISCO™ products are readily applicable to oil spills.  Because they are made of natural surfactants, they do not impact the marine environment.  Their action in slowly dissolving and then degrading coal tar is easily transferred to beach oil, both on rocks and which has seeped into the beach sands.

Demand

Government, industry, and the public are interested in cleaning up the environment. Federal and State laws require the cleanup of contamination that has been released into the environment.  When hazardous waste is dumped in soil, it poses a direct risk to dermal exposure and contaminants volatilize such that people can be harmed by inhaling minute quantities of gas that volatilize from the soil.  The hazardous waste also migrates to groundwater where minute quantities of the organic compounds dissolve in the groundwater.  These dissolved contaminants, benzene, for example, are transported off-site, where they volatilize into the soil gas and eventually can make their ways into houses.  The exposure pathways are called “vapor intrusion.”  Inhalation of the minute quantities of contaminants has been identified by the United States Environmental Protection Agency as a significant potential exposure pathway to be evaluated on hazardous waste sites.  There is no permanent remedy that removes contamination to provide sufficient protection to the general public and ecology.   As such, most owners of contaminated land generally approach the clean up through a risk based standard where they do the minimum clean up in order to limit their liability.  Risk-based standards are not a permanent remedy for several reasons:  (1) they are constantly being revised (usually downward) based on new or updated toxicological information, (2) there are new compounds that added to the regulatory list as new toxicological information is acquired and (3) based on new toxicological information, any site that is “closed” but that has residual contamination (that is, most, if not all, contaminated sites) can be reopened by EPA to require a more extensive cleanup.  We believe parties engaged in site clean up will begin to migrate from risk based standard remedies to designer surfactant/oxidant combinations that are environmentally safe and non-intrusive to the nearby community.

Distribution

Our products and services will be distributed and marketed by direct marketing, environmental consulting firms, licensees and chemical companies. We are currently distributing exclusively through two channels (direct marketing and environmental consulting firms). We will continue to patent site-specific remedies for system and license upgrades. This plan assumes that we will continue to rent, lease or resell equipment developed for the implementation of these new technologies.

Environmental Market

The environmental market is fragmented between water resources management, laboratory and analytical, consulting and remediation sectors. Remediation, which is an endpoint of all environmental projects, ties these markets together.

Trends in the Remediation Market

The market for environmental remediation is being driven by a number of trends including:
•           a better understanding of the health risks associated with environmental contamination;
•           an increased awareness as it relates to environmental conservation;
•           a stricter regulatory environment;
•           an improved understanding of the benefits of Green Chemistry solutions; and
•           the desire to solve environmental contamination with solutions that are economically sustainable.

Government, industry and the public are demanding the clean up of the environment, in no small part due to the increasingly proven negative health effects of contamination.  While consumer advocacy groups are stridently demanding further regulatory and legislative mandates and are increasingly vocal, it is important to note that federal and state laws already require the cleanup of environmental contamination.

Additionally, federal legislation such as the Clean Water Act, the Superfund law and Sarbanes-Oxley, have created both a legal requirement and a financial incentive to clean up contaminated sites, accelerating demand for environmental remediation. The Clean Water Act restricts pollution of the “Waters of the United States” without a permit.  The Superfund program forces people who own or who have owned toxic waste sites to remedy contamination that has leaked offsite.  The Superfund Amendment, Resource Conservation and Recovery Act (RCRA), legislates that Potentially Responsible Parties (PRPs) are responsible for onsite contamination.  Other important environmental contamination legislation includes the Endangered Species Act, the Community Right to Know Act and the Toxic Substances Control Act.

The profit motive also drives the environmental remediation market.  Real estate developers have increasingly focused on acquiring and remedying contaminated properties due to their low acquisition costs and potential for value recovery.  Property owners, insurers and shippers importantly seek to mitigate their environmental liabilities through environmental remediation.

Due to such legislation, large corporations must set aside substantial reserves to pay for environmental remediation.  These firms are required by Federal and state law to cleanup the contamination that has been released into the environment.  Corporate reserves mainly address the impact of contamination on human health and the ecology.

As a result, VeruTEK believes that over the next several years, federal, state, and local governments and private industry will commit billions of dollars annually to clean up sites contaminated with hazardous waste and petroleum products from a variety of industrial sources, which should drive demand for environmental remediation services and technologies.

Technology

Excavation and landfilling is the most frequently used method of soil and groundwater remediation in the US. However, much of the simple surface contamination amenable to low-tech removal has been completed. The remaining problems are deeper subsurface and contributing substantial contamination to groundwater and vapor in residences and commercial establishments. Because there is no effective remediation of subsurface contamination, there is a high demand for an effective remedy to subsurface contamination.

Technology Implications of VeruTEK Technologies

Remediation costs have been a prohibitive factor in speeding the pace of cleanups and the flow of revenues for firms concentrating on remedial construction. Cost effectiveness is already a vital competitive differentiating factor for contractors and is expected only to grow in importance. For many complex sites, such as those with Light Non-Aqueous Phase Liquids (LNAPLs) or dense non-aqueous phase liquids (DNAPLs), including chlorinated solvents, Manufactured Gas Plant (MGP) residuals and Polynuclear Aromatic Hydrocarbons (PAHs), treatment has been practically limited to excavation with off-site disposal.

Technology has played a limited role to date in the remediation of hazardous waste sites but will become increasingly important in the future as in situ remediation (remediation of contaminants in the place they are situated) methods gain importance. Previously, “dig and haul” was the method of choice for remediation. The table below presents the limitations of traditional remediation systems.

Remedy	Limitation
Soil excavation and incineration or disposal	Incapable of handling enormous volumes; not able to nondestructively remedy beneath buildings; liability retention associated with off-site disposal.

Off-site disposal	Environmental and community concerns, cost.

Pump and treat - groundwater	Liability not eliminated, only shifted. Proven ineffective, especially for non-aqueous phase liquids - acknowledged as a containment method.

EPA policy and a strong emphasis on cost effectiveness from the buyers of remediation services are both helping to drive in-situ methods, which require better technical solutions. The majority of “backlogged sites” are problem sites, which may either require novel treatment or new technologies. There is an urgent need in the marketplace for ways to treat both groundwater and soil contamination.

Fewer of the more complex sites have been cleaned up and many U.S. Department of Energy sites are specifying “cap and contain” solutions to prevent contamination problems from spreading or worsening while they await remediation. In effect, this creates a technology waiting game until cost-effective on-site treatment methods are proven and approved by regulators.

Development of In Situ Technology

The development of soil-vapor extraction (SVE) was a significant development in the in situ remediation of petroleum-based wastes (Dr. Hoag, one of the founders of VeruTEK was the primary developer of SVE technology in the early 1980s). However, the presence of chlorinated compounds, NAPLs, or DNAPLs nullifies the effectiveness of the combined SVE and current above-ground systems. Many chlorinated Volatile Organic Chemicals (VOCs) are (1) not well absorbed onto activated carbon, (2) resistant to effective catalysis, and (3) corrode internal combustion engines because of hydrochloric acid formation. The slow rate of extraction of NAPLs or DNAPLs makes SVE an impractical remedial method for those contaminants, particularly those at depths lower than the water table.

More recently, in-situ chemical oxidation has been used to remediate soils and groundwater, especially in media that are contaminated with chlorinated VOCs. In-situ chemical oxidation (ISCO) involves injecting chemical oxidants into the soil and/or groundwater to oxidize organic contaminants. The common oxidants are hydrogen peroxide-based, Fenton’s reagent, and potassium permanganate (KMnO 4), better known as permanganate. Ozone can also oxidize organic contaminants in-situ, but it has been used less frequently when higher levels of contaminants are present. Complete mineralization to carbon dioxide and water is the desired endpoint of an ISCO process. These ISCO technologies can work well on simple sites with low-level soil and ground water contamination, but generally have failed on sites (complex sites) that have NAPLs present. Potassium permanganate is limited to treating chloroethenes, such as trichloroethene (TCE) but is ineffective at treating non-chlorinated hydrocarbons and most pesticides, herbicides and PCBs. Our successful combination of surfactant and oxidant chemistry has allowed the development of a controlled release of NAPL and absorbed contaminants into the aqueous phase with subsequent degradation by oxidants. Coupled with free-radical based in-situ chemical oxidation processes such as activated persulfate and Fenton’s Chemistry, industry and government agencies will now have a remedial alternative that can treat their many waste sites.

We believe the more complex sites with chlorinated contaminants, heavier organics (semi-VOCs) and metals make up the majority of waste sites that have not begun remedial action.

The Company has filed patent applications for both its S-ISCO™ green chemistry solutions as well as its Coeluent Technologies™ implementation equipment.  S-ISCO™ can target and destroy subsurface soil and ground water contamination for complete remediation.  The Company’s Coeluent Technologies™ are a controlled dissolution and desorption process for biological or chemical destruction processes.

Technology Opportunities

The trends in technology applications and characteristics of waste sites requiring remediation provide market opportunities for technologies that:

•    Are completely in-situ;

•    Minimize residuals;

•    Treat chlorinated hydrocarbons;

•    Treat LNAPLs and DNAPLs where conventional SVE and ISCO is generally ineffective;

•    Are proprietary and provide market differentiation;

•    Simultaneously treat groundwater and soil;

•    Can be used in tandem with other complementary technologies.

As previously shown, our technologies are directly applicable to each of the most likely remediation opportunities presented in the next 5 years.

Competition

The remediation market is composed of a substantial number of companies. We believe most top remediation companies are large construction management firms that mainly provide low-technology solutions that move soils to treatment centers or landfills. We believe the trend is toward smaller high-tech companies.

Several mid-sized, full-service remediation companies are poised to compete with the larger remediation firms by using innovative technology as a differentiator. One such company has also branded a calcium peroxide-based, slow-oxygen-release product as a key technology. This technology may compete with our Company on specific sites, but is more likely a useful partner to our Company on sites requiring multiple strategies and higher levels of technologies required for cleanup and site closure.

There are several smaller remediation companies that would have a similar client base to our Company. However, the quality of many smaller-sized implementers work has become an issue amongst industry and regulatory agencies because of a lack of focus. Their range of services and their implementation of “one remedy fits all” is in line with the larger remediation market, where excavation and removal is the clear choice. In the ISCO and innovative technology market, it is clear that high-level consulting is a key success factor in what is now a niche market.

Several other smaller remediation companies provide a menu of new technologies including chemical oxidation methods. Generally, they are regional companies with one office and limited capabilities. As such, they can be considered potential teaming partners of the Company.

We believe the trend in environmental remediation is moving toward more sophisticated cleanup operations that emphasizes risk and liability management. The trend is moving away from specialization reflecting that a team should be able to solve more than one problem or use one technology. This trend benefits smaller firms that can provide niche services to the larger remediation companies that dominate the market.

The beliefs regarding the competitive dynamics in each of the three main remediation markets are outlined below.

The traditional excavation/landfill market is comprised of consultants, who recommend dig and haul strategies and then contract the landfill type companies.  These companies are also allies of the Company because they are supposed to be technology neutral.  The Company also works with landfill/treatment companies.

We believe that the problems with traditional excavation include:
•           Not environmentally friendly and requires excavation of material in neighborhoods and transporting through communities;
•           Not a sustainable and green remedy, due to energy inefficiency;
•           Low tech solution;
•           Landfill capacity is shrinking and the cost of landfill space is increasing;
•           Potentially responsible party continues to bear liability even in the landfill, if the landfill leaks;
•           Contamination often exceeds 25 feet and continues into the groundwater.

The containment market is a remedy of last resort.  Containment solutions include a wall constructed in the soil to keep contamination contained. We believe that issues with this solution include:
•           It does not solve the problem;
•           The wall dissolves;
•           Liability is still there;
•           Can not generally reuse the property;
•           Expensive solution;
•           Community unfriendly.

The final market, which is usage of an oxidant, is mainly employed by chemical companies. We believe that oxidant solutions have several shortcomings which include:
•           Remedy is not permanent in nature;
•           It can be expensive;
•           Inject it and forget it;
•           Oxidant solutions are not effective.

Barriers to Entry

We have identified four barriers to competition that are important to maintain during implementation of our business plan. First, we have implemented an aggressive patent program to ensure that intellectual property rights are maintained. A provisional patent that acts as an umbrella for all S-ISCO technology was applied for in April 2006. Final patents were applied for in March of 2007. Second, we plan to focus our competitive efforts on more complex issues where simple solutions such as excavation are not effective. We are providing the leadership to refocus competition on the larger excavation market and partnering with potential competitors in delivering its products and solutions to clients.

Third, the science and engineering behind ISCO is sufficiently complex to provide a barrier to competition and barriers to entry. We have completed comprehensive treatability studies and a field test regarding remediation of contaminants by our S-ISCO chemical oxidation process. Together, these processes required 18 months of project implementation.

Fourth, we will through research and development and branding begin to differentiate our surfactant/oxidant formulations. This will provide potential clients with a brand that provides assurance of effectiveness through a record of success. We have begun this strategy by offering four different VeruSOL products for specific applications.

Risk Factors

The following section describes the risks inherent with our business. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially affected, the value of our common stock could decline, and you may lose all or part of your investment.

Our substantial indebtedness could adversely affect our financial condition.

We have substantial debt and, in turn, substantial debt service requirements. Our ability to make payments on our convertible notes due 2009 and any future indebtedness we may incur depends on our ability to generate sufficient cash flow. We cannot assure you that:

•	our business will generate sufficient cash flow from operations to service our indebtedness;

•	future borrowings or proceeds from equity issuances will be available in an amount sufficient to enable us to pay our indebtedness on or before the maturity date of such indebtedness; or

•	we will be able to refinance any of our indebtedness on commercially reasonable terms, if at all.

Factors beyond our control may affect our ability to service our indebtedness. These factors include those discussed in this “Risk Factors” section.

If, in the future, we cannot generate sufficient cash flow from our operations to meet our debt service obligations, we may need to refinance our debt, obtain additional financing, issue equity or sell assets, which we may not be able to do on commercially reasonable terms, if at all, and which we may be prohibited from doing under the terms of our indebtedness. We cannot assure you that our business will generate cash flow, or that we will be able to obtain funding, sufficient to satisfy our debt service obligations. Our inability to generate cash flow or obtain funding sufficient to satisfy our debt service obligations could materially and adversely affect our financial condition.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in the field of environmental remediation for an extended period of time, VeruTEK-Delaware did not begin operations of its current business concept until February 1, 2006. Further, we have only recently completed the acquisition of VeruTEK-Delaware. We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to achieve profitability.

We incurred a net loss of approximately $4.2 million for the year ended December 31, 2006 and a net loss of approximately $5.9 million for the twelve months ended December 31, 2007.  Our management believes that our current business plan will be successful and that we will be able to limit our losses; however, our business plan is speculative and unproven.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  If we incur significant operating losses, our stock price may decline, perhaps significantly.

There is substantial doubt about our ability to continue as a going concern as a result of our working capital deficiency, sustained net loss, the lack of a sufficient number of full scale remediation projects with adequate profit margins, the violation of certain terms of our term note facility and the fact that three customers represent nearly all of our revenues and if we are unable to generate significant revenue or alternative financing we may be required to cease or curtail our operations.

As shown in the accompanying financial statements, we have a working capital deficiency of approximately $2.2 million as of the period ended December 31, 2007 and have an accumulated deficit of approximately $10.1 million at December 31, 2007.   The working capital deficiency is largely affected by the $2.2 million derivative instrument liability that we do not expect to be settled with cash. As is typical with early stage growth companies, these losses are largely a result of business development expenses as well as investment in infrastructure for growing our business and operations.  We are also not in compliance with certain provisions of our term note with our bank which provides the bank with the right to demand repayment or increase the stated interest rate. Should the Company’s bank choose to demand repayment of the term note, all interest and principal would become due and payable immediately. In addition, our revolving credit facility with our bank expired on May 25, 2007 and all amounts owed were repaid. We are pursuing a replacement facility and other potential sources of funding with other financial institutions of which there is no guarantee that we will be successful in obtaining such financing. As of this date, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and three relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.  Further, we have two customers that accounted for 83% of our revenues for the twelve-month period ended December 31, 2007.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or alternative financing we may be required to cease or curtail our operations.  If we do not secure a project or projects for full scale environmental remediation of sufficient size and profitability or if we do not secure additional funding from other sources, we estimate current funding will sustain our operations through April of 2008.

We are dependent upon two customers and if we are to lose any one of our customers we may be forced to cease operations.

We have two customers that accounted for 83% of our revenues for the twelve-month period ended December 31, 2007.   If we are unable to develop additional customers or lose one of our existing customers our operations may be severely impacted and we may be forced to cease operations.

Our management has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

Our acquisition of VeruTEK-Delaware has only recently occurred on May 9, 2007. Following the acquisition of VeruTEK-Delaware, the management team, consisting of John Collins, George Hoag, and Michael Vagnini, is responsible for the operations and reporting of the combined company. The requirements of operating as a small public company are new to the management team and the employees as a whole. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002 not previously required as a private company prior to the acquisition of VeruTEK-Delaware. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a small public company also requires us to make projections about future operating results and to provide forecast guidance to the public markets. We have limited experience as a management team in the combined company with dealing with the public markets and as a result our projections may not be made timely or set at expected performance levels and could materially affect the price of our stock. Any failure to meet published projections that adversely affect our stock price could result in losses to investors, shareholder lawsuits or other litigation, sanctions or restrictions issued by the SEC or the exchange upon which the combined company's stock is traded.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting  for the year ended December 31, 2007. Carlin, Charron & Rosen, LLP, our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ended December 31, 2009. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that the cost of this program will require us to incur expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for us to predict how long it will take to complete Management's assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and process on a timely basis. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

We are dependent on the environmental remediation industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to the environmental remediation industry. Purchases of our services may be deferred as a result of many factors including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates, clean-up specific financial situations and general economic downturns. In the future, we may experience variability in operating results, on both an annual and a quarterly basis, as a result of these factors.

Environmental remediation industry sales cycles can be lengthy and unpredictable, which can cause delays in purchasing and variability to our financial projections and could adversely affect our results of operations.

Sales cycles with customers in the environmental remeditation industry are generally long and unpredictable due to a variety of factors including political influences, customers’ budgeting, purchasing and regulatory processes. Accordingly, realization of revenues from projects can take longer than expected. Our remediation customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a company. Delays in completing these processes can cause delays in purchasing and variability to our financial projections and could adversely affect results of operations.

We face competitive pressures from a variety of companies in the markets we serve which may have an adverse effect on our operating results.

We are a small company in a highly competitive market. Some of our present and potential competitors have, or may have, substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell products at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also produce products or provide services that are equal or superior to our products and services, which could reduce our market share, reduce our overall sales, severely impair our ability to secure business and require us to invest additional funds in new technology development. Our technology is new and we have secured only one large scale remediation project and three relatively small projects for the full scale remediation of contaminated environmental sites. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.  We may face competition from other environmental remediation firms with alternative technologies that will be less costly to the client and result in our inability to secure projects or result in our inability to secure such projects at acceptable profit margins. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our financial forecasts may not be achieved as a result of the unpredictability of customer buying patterns, which could make our stock price more volatile.

We do not maintain significant levels of backlog. Revenue in any year or quarter is dependent, in significant part, on contracts entered into, booked and completed in that period. Forecasts may not be achieved, either because expected sales are delayed or do not occur or because they occur at lower prices or on terms that are less favorable to us.

In addition, fluctuations may be caused by a number of other factors, including:

•	the timing and volume of customer contracts, projects and customer cancellations;

•	a change in our revenue mix of services and a resulting change in the gross margins;

•	the timing and amount of our expenses;

•	the introduction of competitive services or products by existing or new competitors;

•	reduced demand for any given service or product;

•	the market’s transition to new technologies.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices, at later times, or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decrease and may result in shareholder lawsuits.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our, sales and marketing operations. This expansion will place a significant strain on our management team and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to properly manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

If we are not able to implement our strategies in achieving our business objectives, our business operations and financial performance may be adversely affected.

Our business plan is based on circumstances currently prevailing and the assumptions that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

If we need additional capital to fund our growth, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including the following:

•	our profitability;
•	the release of competitive products by our competition;
•	the level of our investment in research and development; and
•	the amount of our capital expenditures, including acquisitions.

We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, we may be required to:

•	limit our investments in research and development;
•	limit our marketing efforts; and
•	decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

We depend on our ability to develop and release new products from development in a timely and consistent manner.

Our products have only recently reached the point of commercialization, been approved for use by regulatory authorities and still may require additional and continuing development to become competitive with other competing products and services. We expect to continue to make substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and manufacture new competitive products and to enhance and sustain our existing products. This product development will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product development schedules. Finally, we may not achieve market acceptance of our new products and solutions. These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.

Our technology may have defects that could lead to a loss of revenues or product liability claims.

Our products and services use complex development technologies and may contain defects, especially when first introduced or when new technologies are implemented. Despite laboratory testing, we may not detect defects in our new products or technologies until after we have commenced commercial implementation. If defects are discovered after commercial implementation of either new products or technologies:

•	potential customers may delay purchases;

•	customers may react negatively, which could reduce future sales;

•	our reputation in the marketplace may be damaged;

•	we may have to defend product liability claims;

•	we may be required to indemnify our customers, clients or others;

•	we may incur additional service and warranty costs; and

•	we may have to divert additional development resources to correct the defects, which may result in the delay of new product and technology implementations.

If any or all of the foregoing occur, we may lose revenues, incur higher operating expenses and lose market share, any of which could severely harm our financial condition and operating results.

We depend on a single, exclusive supplier for surfactants and a limited number of suppliers for other chemicals which are a critical raw material in our environmental solutions, and our inability to obtain sufficient supplies of this raw material in a timely manner or at favorable prices could increase our prices or otherwise harm our business.

Our environmental solutions for complex environmental problems require plant-derived, food-grade surfactants, for which we currently have a ten-year exclusive relationship with a single manufacturer and supplier.  Because we are dependent on this outside supplier for surfactants and do not maintain an inventory of surfactants, we must obtain sufficient quantities of quality surfactants from our supplier at acceptable prices and in a timely manner.  This manufacturer and supplier could discontinue manufacturing or supplying surfactants, experience interruptions in their operations or raise their prices. We are also dependent on a limited number of outside manufacturers and suppliers for other chemicals for which we must obtain sufficient quantities of quality product from our suppliers at acceptable prices and in a timely manner.  Any or all of these manufacturers and suppliers could discontinue manufacturing or supplying surfactants, experience interruptions in their operations or raise their prices.

A major decline in our suppliers’ financial condition could cause a production slowdown or stoppage.  As a result, our customers could cancel orders, which could have a material adverse effect on our business and results of operations.  Any of the foregoing could reduce our sales in a given period, cause a loss of business to a competitor, or otherwise cause our financial condition to suffer.

Moreover, we may not be able to identify alternative sources of supply in a timely fashion or at all, and any relationship by us with such an alternative source could be inconsistent with our ten-year exclusive relationship with our current surfactant supplier.  Any transition to alternate suppliers may result in delays with respect to the performance of our contracts with our customers or otherwise limit our ability to perform under those contracts and could result in a breach of our arrangement with our current surfactant supplier.

We have a long-term letter of understanding with our surfactant supplier and believe we are on good terms with all suppliers.  However, we cannot be certain that we will continue to have access to our current sources of supply of surfactants and other chemicals or that we will not encounter supply problems in the future.

The Company’s inability to maintain adequate manufacturer and supplier relationships due to its financial position and working capital situation may limit the availability of surfactants and other chemicals and impair the Company’s ability to implement contracts with customers, which could adversely affect our financial position.

We are subject to regulatory compliance and we may incur substantial expenses in complying with these regulations

We are subject to various governmental regulations including those related to occupational safety and health, labor and wage practices and regulations regarding the performance of certain engineering services. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could materially and adversely affect our business, financial condition and results of operations.

Our operating results may be adversely affected by the uncertain geopolitical environment and unfavorable factors affecting economic and market conditions.

Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in environmental remediation spending and may continue to adversely impact our business, resulting in:

•	Reduced demand for our products as a result of a decrease in spending by our customers and potential customers;

•	Increased price competition for our products and services; and

•	Higher overhead costs as a percentage of revenues.

Terrorist and military actions may continue to put pressure on economic conditions. If such an attack should occur or if the economic and market conditions in the United States deteriorate as a result of a terrorist attack, we may experience a material adverse impact on our business, operating results, and financial condition as a consequence of the above factors or otherwise.

Stockholders may experience significant dilutions if future equity offerings are used to fund operations or acquire complimentary businesses.

If future operations or acquisitions are financed through the issuance of equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We expect to establish an incentive stock award plan for management and employees. We expect to grant options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

We may have difficulty defending our intellectual property rights from infringement resulting in lawsuits requiring us to devote financial and management resources that would have a negative impact on our operating results.

We regard our service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. We rely on trademark, patent and trade secret law, as well as confidentiality and license agreements with certain of our employees, customers and others to protect our proprietary rights. No assurance can be given that our patents and licenses will not be challenged, invalidated, infringed or circumvented, or that our intellectual property rights will provide competitive advantages to us.

If our patents do not protect our environmental remediation processes, or our environmental remediation processes infringe third-party patents, we could have difficulty protecting our technology or be subject to litigation and liability.

We have several patent applications pending in the United States, and intend to file others.  Our success will depend, in part, on our ability to obtain and maintain United States patent protection for our environmental remediation chemicals, methods and processes.  We do not know whether any patents will issue from any of our patent applications or, even if patents issue or have issued, that the issued claims will provide us with any significant protection against competitive products or otherwise be valuable commercially.  If we are not able to obtain adequate patent protection, our ability to prevent competitors from making, using and selling similar environmental remediation chemicals, methods and/or processes may be limited.  Furthermore, in a competitive environmental remediation market, our activities may infringe the claims of patents held by third parties.  Defense and prosecution of infringement or other intellectual property claims, as well as participation in other inter-party proceedings, can be expensive and time-consuming, regardless of whether or not the outcome is favorable to us.  If the outcome of any such litigation or proceeding were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties, or could be required to cease sales of our environmental remediation chemicals, methods and/or processes, any of which outcomes could have a material adverse effect on our business.

If we lose the services of any of our key personnel, including our Chief Executive Officer, Chief Financial Officer and Director of Research and Development our business may suffer.

We are dependent on our key officers, including Chief Executive Officer, Chief Financial Officer and Director of Research and Development, our directors, and our key employees in our technology, finance, sales and marketing operations. Our business could be negatively impacted if we were to lose the services of one or more of these persons.

Our executive officers, board of directors and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our success depends upon a number of key management, sales, technical and other critical personnel, including our executive officers, the Board of Directors and key employees. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

Our bylaws provide that we may indemnify our officers and directors which may result in significant expenditures for our company, which may further exacerbate our losses.

Our Bylaws provide that we may indemnify our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We will also bear the expenses of litigation for any of our directors, officers, employees, or agents. This indemnification policy could result in substantial expenditures which we may be unable to recoup.

The issuance of shares upon conversion of the Secured Convertible Notes and exercise of outstanding warrants issued to the investors may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the convertible notes issued on May 9, 2007 (the “Notes”) and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert or exercise their Notes and common stock purchase warrants if such conversion would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than their limit while never holding more than this limit.

We are subject to certain restrictions and covenants under our Securities Purchase Agreement with the holders our Notes and related warrants.

Pursuant to that certain Securities Purchase Agreement that we entered into with the May 2007 Investors, we are subject to certain restrictions and covenants, including, among others, covenants prohibiting us from terminating our status as an issuer required to file reports under the Exchange Act, generally prohibiting us from selling all or substantially all of our assets except to certain purchasers, limiting our ability to incur indebtedness or issue securities, prohibiting us from amending or modifying our governing documents, and granting certain rights of first offer to May 2007 Investors with respect to certain issuance and of our securities. These restrictions and covenants may have the effect of delaying, deterring or preventing certain transactions and activities by the Company, which could adversely affect our results of operations, cash flow and financial condition.

If we breach our registration rights agreement with certain of our investors, we could be subject to penalties or liabilities that could have a material adverse effect on our business.

As noted elsewhere herein, we previously agreed to effect the registration of shares of our common stock issuable upon the conversion of our Notes and the related warrants under the Securities Act of 1933 pursuant to a registration rights agreement. On January 18, 2008, the Securities and Exchange Commission declared effective our registration statement with respect to 3,270,327 shares of our common stock, which included shares of common stock subject to the registration rights agreement issuable upon the conversion of the Notes and related warrants. This registration did not meet the requirement under the registration rights agreement for the registration statement to be declared effective within 180 days following the May 9, 2007 closing of the “Merger” (as defined and discussed below in “Item 6.  Management’s Discussion and Analysis or Plan of Operation – Overview”). However, we did receive consents we believe extended the registration deadline from investors comprising approximately 70% of the shares of common stock issuable under the issued and outstanding Notes and warrants. Accordingly, we provided an accrued liability of $24,250 for penalties related to the Notes for which holders did not provide consents extending this deadline.  See “Item 6.  Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.”  To the extent that we fail to meet any other requirements under the registration rights agreement, we could be subject to additional penalties or liabilities, which could have a material adverse effect on our business.

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

 We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

 Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "VTKT". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Stockholders who have been issued shares in the May 9, 2007 Merger will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

In addition, as noted elsewhere herein, we agreed to effect the registration of shares issuable upon the conversion of our 6% secured convertible notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. On January 18, 2008, the Securities and Exchange Commission declared effective our registration statement with respect to 3,270,327 shares of our common stock, which included shares of common stock subject to the registration rights agreement and issuable upon conversion of our secured notes and warrants. If the holders of shares of our common stock registered under the registration statement sell substantial amounts of our common stock issued on the public market, the market price of our common stock could fall.

Our management controls a significant percentage of our common stock, and their interests may conflict with those of our other stockholders.

Two of our executive officers, John Collins, who is President, Chief Executive Officer, and Director of the Company, and George Hoag, who is Senior Vice President, Research and Development of the Company, together with their affiliates, collectively and beneficially own or control approximately 62% of the Company’s common stock, as of January 15, 2008.  The concentration of voting control represented by these holdings gives Messrs. Collins and Hoag and their respective affiliates substantial influence over, and the potential ability to control, any matters which require a stockholder vote (which under Nevada law can in certain circumstances be held without a meeting), including, without limitation, the election of our directors, amendments to our articles of incorporation, going private transactions, and the approval of mergers or other business combination transactions.  The ownership positions of these stockholders may have the effect of delaying, deterring or preventing a change in the composition of our board of directors or a change in control transaction, including a transaction in which the holders of the common stock might receive a premium on their shares over a prevailing market price.  Alternatively, such concentration of ownership could result in the Company undertaking certain types of transactions, including change of control transactions that it might not otherwise pursue.

The interests of Messrs. Collins and Hoag, in their capacity as stockholders of the Company, may not always coincide with the Company's interests or the interests of other stockholders and they may act in their capacity as stockholders of the Company in a manner that advances their best interests as stockholders and not necessarily those of our other stockholders.  Sales of a significant number of shares of our common stock by Messrs. Collins or Hoag, or the expectation that such sales may occur, could also significantly reduce the market price of our common stock.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes a transaction in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Although our common stock is currently subject to the Exchange Act, we may in the future cease to be subject to the Exchange Act.

Shares of our common stock are currently subject to the Exchange Act.  This requires us, among other things, to file periodic reports with the U.S. Securities and Exchange Commission (the “Commission”), but those reporting requirements may be terminated in the future if our common stock is not held by 300 or more holders of record.  The Company may in the future determine that the continued costs associated with being a public company subject to the Exchange Act outweigh the benefits arising as a result of being subject to the Exchange Act, in which event the Company may (if our common stock is not held by 300 or more holders of record, and subject to certain contractual rights that prior investors in the Company may possess requiring us to remain a public company) terminate its reporting under the Exchange Act or, alternatively, take other action that may further limit liquidity with respect to our common stock.  Termination of of our reporting under the Exchange Act would substantially reduce the information required to be furnished by us to our stockholders and would make certain provisions of the Exchange Act no longer applicable to us, such as the short-swing profit recovery provisions of Section 16(b) of the Exchange Act, the requirement of furnishing a proxy statement pursuant to Section 14(a) of the Exchange Act in connection with any stockholders’ meetings and the requirement of furnishing an annual report to stockholders.  Furthermore, the ability of our “affiliates” and persons holding our “restricted securities” to dispose of our common stock pursuant to Rule 144 promulgated under the Securities Act (to the extent Rule 144 would have otherwise been available) may be impaired or eliminated.  In addition, if our common stock were to cease to be subject to the Exchange Act, it would no longer be eligible for listing on the OTCBB, which might further affect liquidity with respect to our common stock and could significantly reduce the value of our common stock.

Item 2.   Description of Property

The Company’s principal executive offices and laboratory facilities are located at 65 West Dudley Town Road, Suite 100, Bloomfield, Connecticut, 06002. The location contains approximately 8,800 square feet of space which is leased. Approximately one half of the space is office space, approximately 25% comprises laboratory facilities, and approximately 25% is warehouse and storage space. The term of the lease runs to July 31, 2012 with an option to extend the term for an additional five years. We believe the facilities will adequately meet the needs of the Company for at least the next year and possibly longer.

Item 3.   Legal Proceedings

It is possible we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Following the May 9, 2007 Merger of VeruTEK-Nevada and VeruTEK-Delaware, the Company’s common stock was listed for trading on May 17, 2007 on the OTC Bulletin Board (“OTCBB”) under the symbol “VTKT”. Prior to May 17, 2007, there was no active market for the common stock of VeruTEK-Delaware.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as quoted on the OTCBB during each indicated quarter. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007
COMMON STOCK	High	Low

First Quarter	$--	$--
Second Quarter	3.25	.05
Third Quarter	15.00	2.30
Fourth Quarter	4.25	2.00

As of December 31, 2007, we believe our shares of common stock were held by approximately 134 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. The transfer agent of our common stock is Island Stock Transfer.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2007, we did not have an equity compensation plan authorizing us to issue shares of common stock to employees or directors.

The Company expects to grant certain officers, directors and employees’ common stock, restricted common stock or stock option awards pursuant to a proposed stock incentive plan that the Company expects to present to its shareholders for approval during 2008. Only the officers, directors or employees who hold less than 10% of stock in our Company will be able to participate in any stock incentive plan.

Dividends

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

Shares Rescinded

On May 9, 2007, the Company issued to John Collins, the Chief Executive Officer of the Company, 1,848,643 shares of the Company’s common stock.  Subsequently, the Company determined that, because such shares of common stock were unregistered, Mr. Collins would be unable to sell a portion of such shares to pay the related income taxes with respect to the issuance of 478,802 of such shares of common stock.  As a result, on December 31, 2007, the Company’s Board of Directors and Mr. Collins agreed to rescind the issuance of such 478,802 shares and Mr. Collins returned the shares to the Company for no consideration and such shares were cancelled on December 31, 2007. The 478,802 shares granted to Mr. Collins were fully vested when granted and compensation expense of $385,605 was recognized in the first quarter of 2007.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS – CAUTIONARY STATEMENTS

This Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding VeruTEK Technologies, Inc.'s (the "Company") financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, one-time events and other risks identified elsewhere herein. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its Forms 10-QSB, 8-K, 10-KSB and other reports filed with the Commission.

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

On May 9, 2007, a Nevada corporation formerly known as Streamscape Minerals, Inc. (“VeruTEK-Nevada”) entered into and closed a reverse acquisition merger agreement (hereafter defined as the “Merger”) with VeruTEK-Delaware, and each of VeruTEK-Delaware's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of the Company's common stock, issued $1,685,000 in convertible notes and warrants, and changed its name to “VeruTEK Technologies, Inc.” (see Note 2 to the Condensed Consolidated Financial Statements included elsewhere herein). The merged company is hereafter referred to as the “Company.

The Company has a working capital deficiency of approximately $2.2 million as of December 31, 2007 and has an accumulated deficit totaling approximately $10.1 million for the period from February 1, 2006 (inception) through December 31, 2007.  The Company is also not in compliance with certain provisions of its term note with its bank  with a balance of approximately $64,000 at December 31, 2007, which provides the bank with the right to demand repayment.  The Company estimates it has sufficient funding to sustain operation through April 2008. Accordingly, it is pursuing potential sources of funding with investors and financial institutions of which there is no guarantee that the Company will be successful in obtaining such funding. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The attached financial statements do not include adjustments that might result from the outcome of this uncertainty.

As is typical with early stage growth companies, the accumulated deficit is largely a result of business development expenses as well as investment in building infrastructure for growing the Company’s business and operations.

Concurrent with the May 9, 2007 Merger, the Company issued $1,685,000 of 6% secured convertible notes and warrants. Proceeds from the transaction were approximately $1.5 million, net of transaction commissions and expenses.  The notes will be convertible under certain conditions into shares of the Company’s common stock.  The Company agreed to effect the registration of the shares issuable under the notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement and received a notice of effectiveness of its registration statement regarding shares of common stock issuable under the notes and warrants, as well as certain other outstanding shares of its common stock, from the U.S. Securities and Exchange Commission on January 18, 2008. The Company believes that the registration statement as of the time of its effectiveness registered all of the shares of Company common stock then required to be registered pursuant to the terms of the registration rights agreement. Additionally, on January 4, 2007, the Company raised $600,000 through the issuance of convertible debt to accredited investors (the “Bridge Loan”). Concurrent with the Merger, the Bridge Loan was converted into shares of common stock of the Company (see Note 7 to the Condensed Consolidated Financial Statements included elsewhere herein).

On October 17, 2007, the Company completed a private placement of investment units to accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one Common Share; a five year non-callable warrant to purchase one Common Share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one Common Share at an exercise price of $2.10 per share. The Company raised approximately $1.9 million (net of $125,648 transaction related expenses) from 29 accredited investors, who were issued 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights.

The Company currently derives its revenue from consulting services related to the evaluation of environmental contamination risks for clients, treatability studies intended to evaluate the effectiveness of the Company’s technology, know-how and processes in addressing specific contamination issues at specific client sites and from pilot projects intended to demonstrate the effectiveness of the Company’s services by directly addressing contamination issues at client sites. The Company’s objective is to utilize activities from each of the above revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of this date, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and three relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.

On March 3, 2008, the Company and Keyspan entered into an agreement, dated as of February 22, 2008 (the “Agreement”), pursuant to which the Company agreed to provide Keyspan with professional services for the purpose of implementing the Company’s Surfactant Enhanced In-Situ Chemical Oxidation ("S-ISCO") remedial measures at Operable Unit number 4 (“OU-4”) Cesspool area of the Bay Shore former manufactured gas plant (MGP) site in Bay Shore, New York.  The Company’s services will be performed in accordance with the New York State Department of Environmental Conservation approved Bay shore/Brightwaters Former MGP Site OU-4, Former Cesspool, S-ISCO Work Plan, dated February 19, 2008.  The Company’s work under this Agreement will focus on the Company’s implementation of S-ISCO at the former OU-4 cesspool area to remediate the MGP-related impacts.  The Agreement contains customary terms and conditions as applied to independent contractors of professional services, including, but not limited to, warranties by the Company regarding the performance of its services in a workmanlike and professional manner, covenants regarding the Company’s compliance with applicable law, indemnification of Keyspan by the Company with respect to, among other things, materials, goods, work and services provided by the Company pursuant to the Agreement, and non-disclosure obligations under the Agreement.  The term of the Agreement will remain in effect until December 31, 2009, unless extended or earlier terminated pursuant to the Agreement’s terms.  The Agreement may be terminated in connection with certain specified events of default, including, but not limited to, any failure by the Company to perform any material covenant for period of thirty (30) days after notice of such failure and any breach by the Company of its non-disclosure obligations under the Agreement.  Keyspan may also terminate the Agreement for convenience upon ten (10) days prior written notice.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Bank Default

On October 17, 2007, the Company completed a private placement of investment units to accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one Common Share; a five year non-callable warrant to purchase one Common Share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one Common Share at an exercise price of $2.10 per share. The Company raised approximately $1.9 million (net of $125,648 transaction related expenses) from approximately 29 accredited investors, who were issued 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights.

Concurrent with the Merger of May 9, 2007, the Company issued $1,685,000 of notes convertible into 1,685,000 shares of common stock, and detachable warrants to purchase 842,500 shares of common stock which are exercisable for a 5 year period at an exercise price of $1.20. Gross proceeds from the Merger amounted to $1,685,000 and net proceeds amounted to approximately $1.5 million. Gross proceeds were allocated to the convertible notes and warrants, respectively. The amount allocated to the convertible notes was $1,396,767 and resulted in a beneficial conversion discount of $151,650. The beneficial conversion discount will be amortized to interest expense over the term of the convertible notes. The $288,233 allocated to the warrants was recorded as a discount to the convertible notes and as a derivative instrument liability as of the Merger date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments
Indexed to, and Potentially Settled in, a Company’s Own Stock.” The $288,233 discount to the convertible notes will be amortized to interest expense over the life of the notes. The warrants are subject to mark-to-market adjustment in each period. As a result, for the year ended December 31, 2007, the Company recorded a pre-tax charge for derivative instrument expense of $1,878,767. The resulting derivative instrument liability was $2,167,000 at December 31, 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 3.3%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants.

The Company agreed to effect the registration of the shares to be issued upon the conversion of the 6% secured convertible notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Merger.  In the event that the Company fails to file by the required filing deadline or have such registration statement declared effective by the required effective deadline, then the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods.  However, the Company was entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its initial registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

The Company received a notice of effectiveness from the U.S. Securities and Exchange Commission on January 18, 2008 for registration of 3,270,327 shares of the Company’s common stock. This registration did not meet the requirement under the registration rights agreement for the registration statement to be declared effective within 180 days following the May 9, 2007 closing of the Merger. However, the Company did receive consents it believes extended the registration deadline from investors comprising approximately 70% of the issued and outstanding convertible notes and warrants. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those convertible notes for which holders did not provide consents extending this deadline.  The Company believes the registration statement at the time of its effectiveness registered all of the shares of the Company common stock then required to be registered pursuant to the terms of the registration rights agreement.

In addition, in the event that sales of shares related to the 6% secured convertible notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement (or a new registration statement) with certain timing exceptions, the Company is required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period prorated for partial periods. The Company does not currently believe it is probable that it will incur these penalties under the registration rights agreement and consequently has not recorded a provision for these penalties.

The Bridge Loan secured on January 4, 2007 was intended to support development plans and fund operations until the Company secured additional financing. The Bridge Loan carried a stated interest rate of 10% which was payable beginning on May 31, 2007. The Company incurred $65,000 in debt issuance costs which were being amortized to interest expense over the term of the loan. The Bridge Loan was to mature upon the earlier of (a) completion of an equity financing transaction, or (b) May 31, 2008. Upon closing of the Merger, the Bridge Loan was converted into 750,000 shares of the Company’s common stock. As a result of the conversion, accrued interest expense of $20,833 was paid through the issuance of 26,051 shares of the Company’s common stock. Additionally, in the second quarter of 2007 the Company accelerated the amortization of the remaining $51,040 of unamortized debt issuance costs. In accordance with the terms of the Bridge Loan, the Company has issued warrants to the holders of the Bridge Loan which are exercisable for up to a 5 year period.  The warrants entitle the holders to purchase shares of common stock of the Company equal to the number of shares converted under the Bridge Loan at a price of $1.20 per share. The Company allocated the gross proceeds of the Bridge Loan to the loan and detached warrants, respectively. Gross proceeds allocated to the loan resulted in a $200,345 beneficial conversion discount which was recognized as interest expense in the second quarter of 2007. The $148,567 allocated to the warrants was based on the fair value of the warrants and was recorded as a charge to interest expense and additional paid-in capital in the second quarter of 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free rate of 4.9%, volatility of 50% and an expected life equal to the contractual life of the warrants (May 9, 2012).

On May 26, 2006 and August 16, 2006, the Company secured a $350,000 revolving credit facility (the “Facility”) and an $82,500 term note (the “Term Note”), respectively, from Webster Bank (the “Bank”). The Facility was available through May 25, 2007. Proceeds received from the Merger were used to repay all amounts due and payable on the Facility and the Facility was terminated. The Company is attempting to secure a replacement facility or other sources of funding with other financial institutions or investors.  The Term Note matures on August 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term note as of December 31, 2007 was approximately $64,000.

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

Should the Bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. As a result of the Bank having the option to accelerate the Term Note, the amount outstanding under the Term Note as of December 31, 2007 has been classified as a current liability. As of the date of this filing, the Company has not received any notice that the Bank has elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and a director of the Company.

Proceeds of $600,000 from the January 2007 Bridge Loan were primarily used to fund operations. Proceeds of $1,685,000 received from the May 2007 convertible notes have been used for the repayment of the $349,407 revolving loan with the Company’s bank, to fund operations and for the purchase of equipment.  Proceeds from the October 17, 2007 sale of equity securities is being used to fund operations. If the Company does not secure a sufficient number of projects for full scale environmental remediation of sufficient size and profitability or if it does not secure additional funding from other sources, the Company estimates current funding will sustain its operations through April 2008. Although the Company is currently pursuing opportunities for full scale environmental remediation projects and additional funding, there is no guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects or additional funding. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company. The Company believes it will require additional funding to sustain operations beyond April 2008.

On January 7, 2008, the Company engaged the services of a placement agent to provide exclusive assistance to the Company in securing additional equity financing. The services will be provided on a best efforts basis. Under the terms of the engagement, the Company is obligated to reimburse the placement agent for all reasonable out-of-pocket legal fees and disbursements. Upon the Company’s acceptance and completion of an equity financing transaction, the Company would be obligated to pay the placement agent fees equal to 6% of the gross proceeds, plus warrants entitling the placement agent to purchase common shares of the Company equal to 6% of the securities included the transaction.

The Company has entered into a lease agreement for office and lab facilities commencing August 1, 2007 and continuing for a 5 year term with an option to renew for a further 5 years. The lease agreement requires annual rental payments ranging from $38,000 in year one to $42,000 in year five. In addition, the Company will be responsible for maintenance, taxes, insurance and other costs related to the facility. The Company has incurred $82,055 in leasehold improvement costs as of December 31, 2008 to substantially complete its renovation plan for occupation of the facility. The Company terminated its former lease concurrent with its occupation of the new facility on September 1, 2007. The former facility was leased on a month-to-month basis for $1,000 per month.

The Company does not have any off-balance sheet arrangements.

Employment Agreements

The Company has employment agreements effective May 4, 2007 with Mr. John Collins, President and Chief Executive Officer (Mr. Collins) and Mr. George Hoag, Senior Vice President, Research and Development (Mr. Hoag) and an employment agreement effective May 14, 2007 with Mr. Michael F. Vagnini, Senior Vice President and Chief Financial Officer (the “Agreements”). The agreements with Mr. Collins and Mr. Hoag expire on December 31, 2016 and the agreement with Mr. Vagnini is an “at-will” agreement. Mr. Collins’ Agreement includes a base salary of $250,000 per annum, Mr. Hoag’s Agreement includes a base salary of $350,000 per annum and Mr. Vagnini’s Agreement includes a base salary of $200,000 per annum.  Mr. Collins and Mr. Hoag are also owed $300,000 each as deferred compensation to be paid at a future unspecified date. These amounts, totaling $600,000, are included in due to officers/directors in the accompanying balance sheets. Mr. Vagnini’s Agreement also included a grant 506,051 shares  of common stock and restricted common stock that will vest over future periods. As of December 31, 2007, 194,635 shares had vested. Mr. Vagnini would forfeit the 311,416 remaining unvested shares should his employment with the Company terminate. Mr. Vagnini will have 77,854 common shares vesting on February 5, 2008, 116,781 vesting on February 5, 2009 and 116,781 vesting on February 5, 2010. (See Note 9 to the consolidated financial statements for further discussion of common stock grants.)

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
f.
severance in the event of a termination (or effective termination) that is not for cause in the amount of one year’s salary that coincides with a like term of a non-compete agreement for Mr. Collins and Mr. Hoag and 90 days for Mr. Vagnini.

Director Compensation

During 2007, the Board of Directors, then composed of the Company’s two largest shareholders and senior executives determined that it would be in the Company’s best interest to have a board of directors composed largely of independent, non-employee directors.  The Board of Directors also determined that, although it would be in the Company’s best interest for director compensation be at least partly equity based, the Company did not have the requisite approvals to issue equity as director compensation. Thereafter, and pursuant to a selection process, the Board of Directors confirmed, ratified and approved on October 12, 2007 the election and appointment of Douglas Anderson, Mark Ain, and Carlos Naudon as independent non-employee members of the Company's Board of Directors (the “Board”), effective as of such date.

Douglas Anderson will serve as Chairman of the Board. Mark Ain and Carlos Naudon will serve as board members. Committee chairmen will be determined at a future date.

Effective October 12, 2007, the Board of Directors has granted the following compensation to Mark Ain and Carlos Naudon for their services as non-employee directors of the Board. For the fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts was paid in one lump sum following their October 12 appointment as directors. For fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008. As of this date, payments to directors for the fiscal year 2008 have not been made.

Effective October 12, 2007, the Board of Directors has granted the following compensation to Douglas Anderson for his services as the Chair of the Board. For fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services to be rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts was paid  in one lump sum following his October 12, 2007 appointment as Chair of the Board. For fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008. As of this date, the payment to Mr. Anderson for the fiscal year 2008 has not been made.

Such stipends, fees and the composition of the compensation are subject to review by the Board from time to time.

Cash Flows Provided By / (Used In) Operations

Net cash used in operations was approximately $2.1 million for the year ended December 31, 2007. The use of cash was primarily a result of operating losses incurred by the Company. The Company’s net loss of approximately $5.9 million from operations included non cash charges of $1,878,767 to mark a derivative instrument liability to market, $874,709 for employee stock compensation expense, $242,068 for the amortization of beneficial conversion discounts, $51,040 for the acceleration of the amortization of debt issuance costs, $79,300 for amortization of debt discounts related to warrants, $148,567 for non-cash interest expense related to warrant issuances, $41,890 for depreciation, $44,733 for amortization and $20,833 for interest paid for by the issuance of common stock. Cash used in operations was partially offset by a $94,369 reduction in accounts receivable, a $55,314 increase in accounts payable and a $312,434 increase in other current liabilities. The decrease in accounts receivable resulted from a decline in revenues. Increases in accounts payable and other current liabilities resulted primarily from higher expenses and the timing of payments. The increase in other current liabilities also included an increase of $87,500 due to deposits received from customers for future services to be provided by the Company.

Net cash used in operations for the period from February 1, 2006 (inception) to December 31, 2006 of approximately $322,000 included a $220,412 increase in accounts receivable that was offset by increases in accounts payable of $151,416, accrued payroll and benefits of $202,976 and other current liabilities of $2,885. The Company’s $4,226,149 net loss from operations included a non-cash charge of $3,100,000 to expense the value of transferred research and development, $600,000 for deferred compensation due to officers and directors, $37,087 for employee stock compensation expense and $25,736 for depreciation.

Cash Flows Provided By / Used In Investing and Financing Activities

Net cash used in investing activities for the year ended December 31, 2007 amounted to approximately $219,000. Expenditures amounted to approximately $95,000 for machinery and equipment, $82,000 for leasehold improvements and $42,000 for other assets including furniture, office equipment and laboratory equipment. Net cash used in investing activities of approximately $124,000 for the period from February 1, 2006 (inception) to December 31, 2006 was primarily for the purchase of machinery and equipment amounting to $92,000 and  for the purchase of furniture, office and lab equipment amounting to $32,000.

Cash provided by financing activities for the year ended December 31, 2007 of  approximately $3.4 million included $2,060,001 in gross proceeds from the October 17, 2007 sale of equity securities, $1,685,000 in gross proceeds from convertible notes issued on May 9, 2007 and $510,000 in proceeds from the January 4, 2007 Bridge Loan. These proceeds were partially offset by the $349,407 repayment of the Company’s revolving credit facility, $140,000 in debt issuance cost payments, $198,568 in payments directly related to the May 9, 2007 Merger and $125,648 in payments directly related to the October 17, 2007 sale of equity securities. Additionally, scheduled repayments of long-term debt amounted to $18,630.

Cash provided by financing activities for the period from February 1, 2006 (inception) to December 31, 2006 amounted to approximately $514,000. This primarily resulted from $349,407 in net proceeds received from the revolving credit facility, $82,500 in proceeds received from the Term Note and $90,000 received as an advance on the Bridge Loan.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2007 VERSUS THE PERIOD FROM FEBRUARY 1, 2006 (INCEPTION) TO DECEMBER 31, 2006

Net revenues for 2007 were $616,331 as compared to $1,650,143 for the period from February 1, 2006 (inception) through December 31, 2006 (hereafter defined as the “Prior Year Period”). In 2007, revenues were derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, know-how and processes in addressing specific contamination issues at specific client sites. In 2006, the Company generated revenues related to a pilot project at a customer site which successfully confirmed the effectiveness of the Company’s technology at that site. In addition, the Company also generated revenues in 2006 from the evaluation of environmental contamination risks at various sites for various clients. Revenues in 2006 from the pilot project amounted to $966,664 and were the primary reason for the higher revenues being realized in the Prior Year Period versus the year ended December 31, 2007.

The Company’s objective is to utilize activities from each of the above mentioned revenue sources to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of this date, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and three relatively small commitments for full scale remediation projects. Securing full scale remediation projects at acceptable profit margins are critical to ensure the long-term viability of the Company. Management cannot provide any guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects with acceptable profit margins.

For 2007, approximately 30% of the Company’s revenue was derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients and 27% was derived from project planning activities related to a contaminated client site. Approximately 43% of the Company’s revenue was generated from treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, know-how and processes in addressing specific contamination issues at specific client sites. For the Prior Year Period, approximately 59% of the Company’s revenues were generated from the above mentioned pilot project at a customer site, 32% were generated from consulting services, 8% was related to project planning activities and 1% was generated from treatability studies.

Costs of revenues for 2007 of $1,101,303 were $1,212,306 less than the Prior Year Period. Direct third party costs incurred in supporting projects of $87,123 for 2007 were $684,744 less than the Prior Year Period primarily due to higher costs incurred in the Prior Year Period to support the above mentioned pilot project. Fixed and other overhead costs for 2007 of $1,014,180 were $527,562 less than the Prior Year Period. This decrease was primarily the result of $600,000 in non-recurring accrued compensation costs recognized in 2006 in accordance with the employment agreements of two officers, Mr. John Collins, President and Chief Executive Officer, and Mr. George Hoag, Senior Vice President of Research and Development and $21,625 in lower costs related to stock compensation. This was partially offset by $63,628 in higher salaries and benefit costs and $23,139 in higher laboratory costs and depreciation to support increased activity for treatability studies.

Selling, general and administrative expenses of $2,679,316 for 2007 were $2,318,018 higher than the Prior Year Period. The increase was primarily due to a $859,247 increase in non-cash stock compensation expense, a $443,635 increase for legal, audit and professional fees, an increase of $350,000 for fees paid to members of the Company’s board of directors, a $395,118 increase in salaries and benefits, a $68,100 increase for advertising programs and a $65,103 increase for investor relations costs. In addition, the increase also included $24,250 for estimated penalties related to registration rights associated with the May 9, 2007 Merger, $22,425 in recruiting costs associated with new employees hired, $31,624 in higher insurance premiums and $17,313 in higher rent.

Research and development expense declined from $3,178,805 for the Prior Year Period to $167,618 for 2007. In accordance with FAS 2, “Accounting for Research and Development Costs,” the Prior Year Period research and development expense included a $3,100,000 non-cash charge to expense the fair value of technology transferred to the Company by its founding officers and directors at inception. All other research and development expenses incurred in the Prior Year Period amounted to $78,805 as compared to $167,618 incurred for 2007. This remaining increase of $88,813 reflects the increase in research and development activities undertaken by the Company.

Derivative instrument expense increased by $1,878,767 to mark-to-market derivative instrument liabilities related to warrants issued in conjunction with the May 9, 2007 convertible notes.

Interest expense of $677,359 for 2007 was $654,779 higher than the Prior Year Period.  The increase primarily resulted from $200,345 for amortization of the Bridge Loan beneficial conversion discount, $148,567 for amortization of the discount related to Bridge Loan warrants, the acceleration of $51,040 of debt issuance amortization related to the bridge loan  (see Liquidity and Capital Resources discussion above), $218,072 of interest expense related to the convertible notes and $34,793 of interest related to the Bridge Loan. The $218,072 in interest expense related to the convertible notes included non-cash amortization of $30,773 for debt issuance costs, $41,723 for a beneficial conversion discount and $79,300 for a discount related to warrants issued in conjunction with the notes. The $34,793 of interest expense related to the Bridge Loan included $13,960 in amortization of debt issuance costs and $20,833 of interest paid though the issuance of common stock.

The Company did not recognize any benefit or expense for income taxes for 2007. For the period from February 1, 2006 (inception) to the May 9, 2007 Merger, VeruTEK had elected to be treated as an S corporation under relevant sections of federal and state income tax laws and, accordingly, was not subject to federal or state income tax. Concurrent with the May 9, 2007 Merger, VeruTEK’s tax status changed from an S corporation to a C corporation under sections of the federal and state income tax laws. However, at December 31, 2007, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax benefit for the period ended December 31, 2007.

CRITICAL ACCOUNTING ESTIMATES

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements.  The Company’s estimates are based on historical experience and currently available information.  Actual results in these areas could differ from management’s estimates.

Stock Based Compensation

The Company applies the provisions of Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to all share based payment awards made to employees and directors. Under SFAS 123(R) the Company is required to record compensation costs for all share based payments based on the grant date fair value.  The Company accounts for common stock issued to employees for services based on the fair value of the common shares issued. Due to the absence of available arms-length transactions with unrelated parties for the period prior to the Merger, the Company utilized a discounted cash flow method to determine the fair value of common stock shares as of the date such shares were granted to employees. Appropriate discount rates were utilized reflecting venture capital discount rates in the start-up or early development stages. The Company utilized a start-up venture capital discount rate of 70% for the period up to and including September 30, 2006. Subsequent to September 30, 2006 through the date of the Merger, the Company adjusted its discount rate to 50% as a result of the successful completion of a pilot remediation project at a client location, thereby substantiating the effectiveness of the Company’s technology and know-how. Subsequent to the Merger, the Company determines the fair value of common stock shares granted to employees using the adjusted close price from an active market.

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its consolidated financial statements.

Research and Development Expense

Research and development expenses include payroll, employee benefits, depreciation and direct expenses associated with the discovery and development of new technologies related to environmental remediation. Research and development costs are expensed as incurred.

At February 1, 2006 (inception), Mr. Collins and Mr. Hoag transferred proprietary technology and “know-how” to the Company. In accordance with FAS 2, “Accounting for Research and Development Costs,” the fair value of the transferred technology at February 1, 2006 (inception) totaled $3,100,000 and was immediately recognized as research and development expense with an offset to additional paid-in capital. Fair value of the transferred proprietary technology and know-how was determined by a discounted cash flow method. The Company used a start-up venture capital discount rate of 70% for this purpose.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. The amount recorded as an allowance for doubtful accounts in any such period is based on our estimate of probable losses potentially resulting from the inability of the Company’s customers to make required payments. The Company did not require an allowance for doubtful accounts as of December 31, 2007.

Revenue Recognition

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues related to technical and consulting services are generally recognized on a time and materials basis in accordance with agreed-upon billing rates in the period such services were provided.

Certain technical services provided by the Company are provided on a fixed price basis and the customer is billed a specific fee upon the completion of the agreed-upon service. For fixed price contracts, the Company recognizes revenue when applicable tasks are completed in accordance with agreed-upon acceptance criteria. In the case of fixed price contracts, the Company bears the risk of cost overruns and inflation.  Accordingly, if circumstances indicate a loss on a fixed price contract, a provision is made at that time for the entire loss.  Revenues related to fixed price contracts comprise approximately 43% and 1% of our total revenues for the year ended December 31, 2007 and from February 1, 2006 (inception) through December 31, 2006, respectively.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.

Item 7. Consolidated Financial Statements

VeruTEK Technologies, Inc. and Subsidiaries

Index to Financial Statements

Year Ended December 31, 2007 and Period from Inception (February 1, 2006) to December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VeruTEK Technologies, Inc.

We have audited the accompanying consolidated balance sheet of VeruTEK Technologies, Inc. and subsidiary (the "Company") as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended and for the period from February 1, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VeruTEK Technologies, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended and for the period from February 1, 2006 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has a working capital deficiency of approximately $2.2 million at December 31, 2007, has sustained net losses of approximately $5.9 million and $4.2 million for the year ended December 31, 2007 and for the period from February 1, 2006 (inception) through December 31, 2006, respectively, and has an accumulated deficit of approximately $10.1 million at December 31, 2007. VeruTEK Technologies, Inc. is also not in compliance with certain provisions of its bank debt agreement which provides the bank with the right to demand repayment currently. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 26, 2008

VeruTEK Technologies, Inc.
Consolidated Balance Sheet
December 31, 2007

ASSETS

Current assets:
Cash	$1,182,875
Accounts receivable	126,043
Other current assets	60,590
Total current assets	1,369,508

Property and equipment, net	321,756
Other assets, net	85,583

Total assets	$1,776,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of long-term debt	$68,504
Accounts payable	206,730
Accrued payroll and benefits	198,500
Due to officers / directors	600,000
Derivative instrument liability	2,167,000
Other current liabilities	359,957
Total current liabilities	3,600,691

Convertible notes , net	1,366,140
Long-term debt, less current portion	18,365
Total liabilities	4,985,196

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding
Common stock, $.001 par value; 150,000,000 shares
authorized, 21,305,373 issued and outstanding	21,305
Additional paid-in capital	6,884,527
Accumulated deficit	(10,114,181)
Total stockholders' equity (deficiency)	(3,208,349)

Total liabilities and stockholders' equity (deficiency)	$1,776,847

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Consolidated Statements of Operations
For the Year Ended December 31, 2007 and for the Period from
February 1, 2006 (Inception) to December 31, 2006

	2007	2006
Net revenues	$616,331	$1,650,143
Costs and expenses:
Cost of revenues	1,101,303	2,313,609
Selling, general and administration	2,679,316	361,298
Research and development	167,618	3,178,805
Interest expense	677,359	22,580
Derivative instrument expense	1,878,767	-
Total costs and expenses	6,504,363	5,876,292

Loss before income taxes	(5,888,032)	(4,226,149)

Provision for income taxes	-	-

Net loss	$(5,888,032)	$(4,226,149)

Weighted average common shares outstanding - basic and diluted	18,818,130	14,255,067

Net loss per share - basic and diluted	$(0.31)	$(0.30)

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the Year Ended December 31, 2007 and the Period from February 1, 2006 (Inception) through December 31, 2006

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Common Stock issued in connection with
incorporation (February 1, 2006)	15,570,800	$15,571	$3,084,435	$-	$3,100,006

Stock issued as compensation (Note 9)	116,781	117	36,970	-	37,087

Net loss	-	-	-	(4,226,149)	(4,226,149)

Balance, December 31, 2006	15,687,581	15,688	3,121,405	(4,226,149)	(1,089,056)

Stock issued as compensation (Note 9)	996,531	996	873,713	-	874,709

Reverse acquisition recapitalization
adjustment, net (Note 2)	2,950,678	2,951	(164,669)	-	(161,718)

Conversion of bridge loan to
common stock (Note 7)	750,000	750	599,250	-	600,000

Accrued interest on bridge loan satisfied
with common stock (Note 7)	26,051	26	20,807	-	20,833

Beneficial conversion discount - bridge
loan (Note 7)	-	-	200,345	-	200,345

Issuance of warrants in connection with
bridge loan (Note 7)	-	-	148,567	-	148,567

Beneficial conversion discount -
convertible notes (Note 8)	-	-	151,650	-	151,650

Issuance of common stock and warrants in
connection with private placement, net of
issuance costs of $125,648 (Note 9)	1,373,334	1,373	1,932,980	-	1,934,353

Rescission and cancellation of common
shares (Note 9)	(478,802)	(479)	479	-	-

Net loss	-	-	-	(5,888,032)	(5,888,032)

Balance, December 31, 2007	21,305,373	$21,305	$6,884,527	$(10,114,181)	$(3,208,349)

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31, 2007 and for the Period from February 1, 2006 (Inception) through December 31, 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,888,032)	$(4,226,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,890	25,736
Amortization – debt issuance costs	95,773	-
Amortization of debt discounts – warrants	79,300	-
Amortization of beneficial conversion discount	242,068	-
Non-cash interest expense on warrant issuance	148,567	-
Non-cash interest expense on bridge loan	20,833	-
Loss on disposal of property, plant and equipment	3,913	-
Derivative instrument expense	1,878,767	-
Research and development expense - value of transferred technology	-	3,100,000
Compensation expense due to officers / directors	-	600,000
Compensation expense - common stock issued to employees	874,709	37,087
Changes in operating assets and liabilities, net:
Accounts receivable	94,369	(220,412)
Other current assets	(40,355)	-
Other assets, net	(4,000)	(20,741)
Accounts payable	55,314	151,416
Accrued payroll and benefits	(4,476)	202,976
Other current liabilities	312,434	2,885
Net cash used in operating activities	(2,088,926)	(322,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(219,466)	(123,663)
Net cash used in investing activities	(219,466)	(123,663)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	2,060,001	6
Proceeds from convertible notes	1,685,000	-
Proceeds from long-term debt - bridge loan	510,000	90,000
Proceeds from long-term debt	-	82,500
Proceeds from (repayment of) revolving loan	(349,407)	349,407
Payments directly related to recapitalization	(198,568)	-
Payments for debt issuance costs	(140,000)	-
Payments directly related to private placement issuance costs	(125,648)	-
Repayments of long-term debt	(18,630)	(7,529)
Net cash provided by financing activities	3,422,748	514,384

NET INCREASE IN CASH	1,114,356	68,519
CASH, beginning of period	68,519	-
CASH, end of period	$1,182,875	$68,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$111,651	$22,580
Non-cash investing and financing activities:
Common stock issued upon conversion of bridge loan and accrued interest	620,833	-
Beneficial conversion discount – convertible notes	151,650	-
Discount on bridge loan	148,567	-
Common stock issued to advisors – recapitalization	36,850	-
Property and equipment acquired through the assumption of debt	-	30,528
Property and equipment acquired through capital leases	-	19,638
Fair value of technology contributed as paid-in capital	-	3,100,000

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 1 –	ORGANIZATION AND NATURE OF BUSINESS

On May 9, 2007, a Nevada corporation formerly known as Streamscape Minerals, Inc. ("SSMI") and hereinafter referred to as “VeruTEK-Nevada”, entered into and closed a reverse acquisition merger agreement (hereafter defined as the “Merger”) with a Delaware corporation known as VeruTEK Technologies, Inc. ("VeruTEK-Delaware"), and each of VeruTEK-Delaware's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, VeruTEK-Nevada acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of VeruTEK-Nevada’s common stock (see Note 2). VeruTEK-Delaware was organized as a Delaware corporation on February 1, 2006. VeruTEK-Nevada and its wholly owned subsidiary, VeruTEK-Delaware, are hereinafter referred to as the “Company”.

The Company was formed to develop and commercialize new technologies in the field of environmental remediation. The Company provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

GOING CONCERN / MANAGEMENT’S PLAN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying financial statements, the Company has a working capital deficiency of approximately $2.2 million at December 31, 2007 and has an accumulated deficit of approximately $10.1 million at December 31, 2007.   The working capital deficiency is largely affected by the $2.2 million derivative instrument liability (Note 8) that the Company does not expect to be settled with cash. As is typical with early stage growth companies, these losses are largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The Company is also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment.  The Company is pursuing other potential sources of funding with other financial institutions and investors of which there is no guarantee that the Company will be successful in obtaining such financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  On January 4, 2007, the Company raised $600,000 through the issuance of convertible debt to accredited investors (Note 7). On May 9, 2007, the Company completed the Merger and raised approximately $1.5 million, net of transaction commissions and expenses, through the issuance of $1.685 million of 6% secured convertible notes and warrants (Note 8).  On October 17, 2007, the Company completed a private placement raising approximately $1.9 million (net of transaction related expenses) in funds from 29 accredited investors (Note 9).

NOTE 2 –	REVERSE ACQUISITION MERGER

In connection with the Merger (Note 1), the Company raised approximately $1.5 million, net of approximately $150,000 in transaction costs. The transaction included a share exchange whereby VeruTEK-Delaware and its shareholders exchanged 100% of their 21,430 common shares outstanding for 16,684,112 common shares of VeruTEK-Nevada. Concurrent with the merger, the Company issued 930,944 shares of its common stock to five advisors to the merger and also issued approximately $1.7 million of 6% secured convertible notes and warrants. The notes will be convertible under certain conditions into shares of the Company’s common stock.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 2–	REVERSE ACQUISITION MERGER (Continued)

The Company agreed to effect the registration of the shares issuable upon the conversion of the 6% secured convertible notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Merger.  In the event that the Company failed to file by the required filing deadline or have such registration statement declared effective by the required effective deadline, then the Company would be required to make cash payments to holders of the convertible notes equal to 2% of the purchase price for each 30 day period, prorated for partial periods.  However, the Company was entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement. The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

Additionally, the Company did not have the registration statement declared effective until January 18, 2008 which was not within 180 days following the May 9, 2007 closing of the Merger. However, the Company received consents it believes extended this registration deadline from investors comprising approximately 70% of the shares of common stock issuable under the issued and outstanding convertible notes and warrants. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those convertible notes for which holders did not provide consents extending this deadline.

Prior to the Merger, VeruTEK-Delaware was a non-reporting, privately held company. The post-acquisition Company is accounted for as a recapitalization of VeruTEK-Delaware using accounting principles applicable to reverse acquisitions with VeruTEK-Delaware being treated as the accounting parent (acquirer) and VeruTEK-Nevada (formerly known as SSMI), the legal parent, being treated as the accounting subsidiary (acquiree). Prior to the consummation of the acquisition on May 9, 2007, SSMI had been an inactive public shell with 2,019,734 shares of common stock outstanding and at the date of the Merger, it had no material assets, liabilities, or net stockholders' equity. VeruTEK-Delaware is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of VeruTEK-Delaware.

The key components of the reverse acquisition recapitalization adjustment were as follows:

	Common Stock		Additional Paid-in
	Shares	Amount	Capital
Public company shares already outstanding on date of Merger (May 9, 2007), par value $.001	2,019,734	$2,020	$(2,020)

Shares issued and cash paid - Merger costs	930,944	931	(162,649)*

Public company shares issued in a exchange for private company shares, par value $.001	16,684,112	16,684	(16,684)

Private company shares exchanged, par value $.001	(16,684,112)	(16,684)	16,684

Reverse acquisition recapitalization adjustment, net	2,950,678	$2,951	$(164,669)

*Includes cash payments for transaction related costs of $198,568, less $36,850 for stock issued to advisors to the transaction.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 3–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements for the periods prior to the Merger reflect the accounts of VeruTEK-Delaware and for periods subsequent to the Merger, reflect the consolidated accounts of VeruTEK-Nevada and its wholly owned subsidiary, VeruTEK-Delaware, collectively herein referred to as the “Company.” All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of bank deposits with original maturities of three months or less. All amounts shown as cash on the December 31, 2007 balance sheet are held as immediately available deposits. There are no restrictions on cash balances shown on the December 31, 2007 consolidated balance sheet.

REVENUE RECOGNITION

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues related to technical and consulting services are generally recognized on a time and materials basis in accordance with agreed-upon billing rates and in the period such services were provided. It is the Company’s normal and customary business practice to enter into service agreements that have been approved by authorized representatives of the Company and its customer to be binding. In the absence of an approved service agreement, or approved change order, the Company recognizes revenue only when persuasive evidence of an arrangement exists.

Certain technical services provided by the Company are provided on a fixed price basis and the customer is billed a specific fee upon the completion of the agreed-upon service. For these fixed price contracts, the Company recognizes revenue when applicable tasks are completed in accordance with the completed contract method. The Company bears the risk of cost overruns and inflation with respect to its fixed price contracts.  If circumstances indicate a loss on a fixed price contract, a provision is made at that time for the entire loss.  Revenues related to such fixed price contracts comprised approximately 43% of the Company’s total revenues for the twelve months ended December 31, 2007 and approximately one percent for the period from February 1, 2006 (inception) to December 31, 2006.  At December 31, 2007, the Company has $87,500 of deferred revenue in the form of customer deposits received relating to future services to be provided by the Company. This deferred revenue is included in deposits have been recorded as other current liabilities in the consolidated balance sheet as of December 31, 2007. The deferred revenue will be recognized as revenue  upon completion of the services at a future date.

Deferred revenue is comprised of amounts related to technical and consulting services which have been billed to customers prior to the recognition of revenue.  Deferred costs are comprised of costs incurred prior to the recognition of the related revenue. Deferred revenue at December 31, 2007 amounted to $44,525 and is included in other current liabilities in the consolidated balance sheet. Deferred costs at December 31, 2007 amounted to $37,335 and are included in other current assets in the consolidated balance sheet.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over asset lives that range from 5 to 7 years. Renewals and improvements that extend the useful lives of assets are capitalized. Capitalized leased assets are depreciated over the estimated useful life of the related equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the remaining life of the lease, excluding any renewal options.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 3–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expense for year ended December 31, 2007 amounted to $68,100. There was no advertising expense for 2006.

DERIVATIVE INSTRUMENT EXPENSE

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities, as amended,” which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2007, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument expense of $1,878,767 for the year ended December 31, 2007 reflects a non-cash mark-to-market charge for the derivative instrument liability related to warrants issued in conjunction with the May 9, 2007 convertible notes (see Note 8)

FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts receivable, other current assets, accounts payable, other current liabilities and long term debt approximate their fair value because of the short term maturities of these instruments. The fair value of convertible notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Note 8 for a description of these instruments).

Proceeds allocated to the warrants issued on May 9, 2007 in conjunction with the Merger are accounted for as a derivative instrument liability in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The warrants may require cash settlement at fair value in the event of certain circumstances (see Note 8). The warrants are subject to mark-to-market adjustment based on the fair value of the warrants as determined by using the Black-Scholes model.

RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007, but the FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, but the FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 3–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards will significantly change  the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No.141(R) and SFAS No. 160 on or after December 15, 2008. The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) and SFAS No.  160 will have on its consolidated financial statements.

INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN No. 48”). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company has adopted FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not have any material impact on the Company’s financial statements.

Deferred income taxes are computed in accordance with SFAS No. 109, Accounting for Income Taxes and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized (see Note 12).

Prior to the Merger, the Company had elected to be treated as an S corporation under sections of the federal and state income tax laws which provide that, in lieu of federal and state corporate income taxes, all income, deductions, losses and credits pass through to the stockholders for them to report on their personal tax returns. Accordingly, the financial statements do not include any provision for federal or state corporate income taxes for the period prior to the Merger.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The amount of such costs charged to expense totaled $167,618 and $3,178,805 for the year ended December 31, 2007 and the period from February 1, 2006 (inception) to December 31, 2006, respectively.

SHARE BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) to all share based payment awards made to employees and directors. Under SFAS 123(R) the Company is required to record compensation costs for all share based payments based on the grant date fair value.  The Company accounts for common stock issued to employees for services based on the fair value of the common shares issued. Due to the absence of available arms-length transactions with unrelated parties for the period prior to the Merger, the Company utilized a discounted cash flow method to determine the fair value of common stock shares as of the date such shares were granted to employees. Appropriate discount rates were utilized reflecting venture capital discount rates in the start-up or early development stages. The Company utilized a start-up venture capital discount rate of 70% for the period up to and including September 30, 2006. Subsequent to September 30, 2006 through the date of the Merger, the Company adjusted its discount rate to 50% as a result of the successful completion of a pilot remediation project at a client location, thereby substantiating the effectiveness of the Company’s technology and know-how. Subsequent to the Merger, the Company determines the fair value of common stock shares granted to employees using the adjusted close price from an active market.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 3–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its consolidated financial statements.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 4 -              CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. The Company controls this risk by selecting high quality financial institutions to hold such cash deposits. The Company controls credit risk associated with trade receivables through credit approvals, customer limits and monitoring procedures. The Company has two customers that accounted for approximately 83% of its revenues for the twelve months ended December 31, 2007. The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of December 31, 2007.

NOTE 5 –	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 consists of the following:

Machinery and equipment	$119,758
Automobiles	30,529
Laboratory equipment	25,231
Office furniture and equipment	64,864
Leasehold improvements	82,055
Construction in process	66,603
389,040
Less: accumulated depreciation	67,284

Property and equipment, net	$321,756

Depreciation expense for the year ended December 31, 2007 and for the period from February 1, 2006 (inception) through December 31, 2006 totaled $41,890 and $25,736, respectively.

NOTE 6 -	REVOLVING CREDIT FACILITY NOTE

On May 26, 2006, the Company entered into a $350,000 revolving credit facility with a bank. The facility expired on May 25, 2007 and all amounts owed were repaid.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 7 –	DEBT

A summary of long-term debt as of December 31, 2007 is as follows:

Term note due on demand (see “Bank Default”), interest at 9.25%, collateralized by substantially all of the assets of the Company and a personal guarantee of certain officers and a director of the Company	$63,760
Vehicle financing loan due May 9, 2012, interest at 7.99%, collateralized by the vehicle and a personal guarantee of an officer and director.	23,109
86,869
Less: current portion	68,504
$18,365

At December 31, 2007, the scheduled maturities of long-term debt during the next five fiscal years were as follows.

Year ending December 31:
2008	$19,954
2009	21,903
2010	24,037
2011	19,382
2012	1,593
Total	$86,869

BANK DEFAULT

As a result of the Company issuing the convertible notes associated with the Merger, the Company is not in compliance with certain provisions of the Term Note and thus is in default. As a result, the stated interest rates for the Term Note may be increased and repayment of the Term Note may be subject to acceleration. Accordingly, the Company’s bank could elect to increase the stated interest rate for the Term note to 13.25%. Should the Company’s bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. The Term Note has been classified as a current liability as of December 31, 2007. As of the date of this filing, the Company has not received any notice that the bank has elected to increase the interest rate or accelerate the repayment of the Term Note.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 7 –	DEBT (Continued)

BRIDGE LOAN

On January 4, 2007, the Company secured a $600,000 Bridge Loan (the “Bridge Loan”) to support development plans and fund operations. The Bridge Loan had a stated interest rate of 10% which, under the terms of the Bridge Loan, was payable beginning on May 31, 2007. The Bridge Loan was to mature upon the earlier of (a) completion of an equity financing transaction, or (b) May 31, 2008. As a result of the May 9, 2007 Merger (Note 2), the Bridge Loan was converted into 750,000 shares of the Company’s common stock. In addition, as a result of the conversion, accrued interest expense of $20,833 was paid through the issuance of 26,051 shares of the Company’s common stock and the Company accelerated the amortization of the remaining $51,040 of unamortized debt issuance costs. In accordance with the terms of the Bridge Loan, the Company also issued warrants to the holders of the Bridge Loan. The warrants have a 5 year life (expiring in May 9, 2012) and entitle the holders to purchase shares of common stock of the Company equal to the number of shares issued from conversion of the Bridge Loan (776,051 shares) at a price of $1.20 per share. The terms of the warrants do not provide holders with the option to exercise on a cashless basis, nor do they include any requirement to redeem the warrants based on a Black Scholes calculation. In addition, the Bridge Loan warrants specifically contemplate settlement of the warrants in unregistered shares. The Company has accordingly concluded that these warrants meet the tests in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, for equity classification.

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

NOTE 8 –            CONVERTIBLE NOTES

On May 9, 2007 the Company issued $1,685,000 of convertible notes (the “Notes”) and related warrants in conjunction with the Merger. The Notes carry a stated interest rate of 6%, mature two years from the date of issuance, and, at the option of the holders, are convertible into common stock of the Company at $1.00 per share. The warrants entitle the holder to purchase the number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Notes are convertible. The warrants have a 5 year life and have an exercise price of $1.20 per share. The holders of the Notes have been granted a security interest in substantially all of the assets of the Company. The Notes contain covenants that limit the ability of the Company to enter into certain transactions and to further encumber the Company’s assets. The covenants include restrictions on incurring additional indebtedness, payment of dividends, distributions of capital stock, repurchases of capital stock and payments to officers or directors other than reasonable compensation and reimbursements. Net proceeds resulting from the Notes and the Merger amounted to approximately $1.5 million. Debt issuance costs attributed to the Notes of $111,850 are being amortized to interest expense over the term of the Notes. The debt issue costs consisted of cash payments totaling $75,000 and shares of common stock issued to advisors that were valued at $36,850. For the year ended December 31, 2007, the Company recorded interest expense of $30,773 related to the amortization of debt issuance costs. Unamortized debt issuance costs as of December 31, 2007 amounted to $81,077 and are included in other assets, net on the consolidated balance sheet.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 8 –             CONVERTIBLE NOTES (Continued)

The Notes contain a beneficial conversion discount of $151,650 because the value allocated to the Notes is less than the fair value of the Company’s common stock. The Company valued the warrants at $288,233 (see below) and  allocated $1,396,767 to the Notes. The beneficial conversion discount will be amortized over the life of the Notes through a charge to interest expense. The convertible notes of $1,685,000 are reflected on the consolidated balance sheet net of the unamortized portion ($208,933) of the $288,233 discount on the convertible debt relating to the warrants and net of the unamortized portion ($109,927) of the beneficial conversion discount of $151,650. The discounts are being amortized to interest expense over the life of the convertible notes. For the year ended December 31, 2007, the Company recorded interest expense of $79,300 related to the warrants, and interest expense of $41,723 related to the beneficial conversion discount.

The $288,233 in proceeds allocated to the warrants was classified as a liability as of the Merger date in accordance with EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). The warrants may require cash settlement at fair value in the event of certain circumstances, including certain mergers or consolidations, sale of substantially all of the assets of the Company, sale of more than 50% of the outstanding common shares of the Company, or certain other stock purchase or business combinations. Accordingly, the warrants have been accounted for as a derivative instrument liability which is subject to mark-to-market adjustment. As a result, for the year ended December 31, 2007, the Company recorded a pre-tax charge for derivative instrument expense of $1,878,767. The resulting derivative instrument liability was $2,167,000 at December 31, 2007.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 3.3%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants.

NOTE 9 –            STOCKHOLDERS’ EQUITY

STOCK ISSUANCES

The Company is authorized to issue 150,000,000 shares of common stock with a par value of $0.001 per share. There were 21,305,373 and 15,687,581 shares issued at December 31, 2007 and 2006, respectively. The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share. There were no shares of preferred stock issued or outstanding as of December 31, 2007.

On October 17, 2007, the Company completed a private placement of investment units to 29 accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one common share; a five year non-callable warrant to purchase one common share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one common share at an exercise price of $2.10 per share. The Company raised $1,934,353 net of transaction related expenses, primarily legal fees, totaling $125,648 in exchange for 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights. The terms of the warrants do not provide holders with the option to exercise on a cashless basis, nor do they include any requirement to redeem the warrants based on a Black-Scholes calculation. In addition, the warrants specifically contemplate settlement of the warrants in unregistered shares. The Company has accordingly concluded that these warrants meet the tests in EITF 00-19 for equity classification.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 9 –             STOCKHOLDERS’ EQUITY (Continued)

STOCK RESCISSION

On May 9, 2007, the Company issued to John Collins, the Chief Executive Officer of the Company, 1,848,643 shares of the Company’s common stock.  Subsequently, the Company determined that, because such shares of common stock were unregistered, Mr. Collins would be unable to sell a portion of such shares to pay the related income taxes with respect to the issuance of 478,802 of such shares of common stock.  As a result, on December 31, 2007, the Company’s Board of Directors and Mr. Collins agreed to rescind the issuance of such 478,802 shares and Mr. Collins returned the shares to the Company for no consideration and such shares were cancelled on December 31, 2007. The 478,802 shares granted to Mr. Collins were fully vested when granted and compensation expense of $385,605 was recognized in the first quarter 2007 with respect to the 478,802 shares granted.

STOCK BASED COMPENSATION

The Company granted certain key employees and advisors shares of common stock as part of the Company’s offer of employment. The purpose was to enable the Company to retain and motivate such employees. The grants are recognized ratably as compensation expense over the requisite service periods based on the fair value of the grants as of the grant dates. Because grant dates were prior to the Merger and such shares were not publicly traded, fair value of shares at the grant date was determined using a discounted cash flow model. Compensation expense of $874,709  and $37,087 was recognized for the year ended December 31, 2007 and for the period from February 1, 2006 (inception) to December 31, 2006, respectively. Common shares totaling 311,416 will vest at various times through February of 2010. Additional compensation expense for unvested shares amounting to $122,179 will be recognized over the remaining requisite future service periods for each respective grant.

Shares granted as compensation expense are as follows:
Grant Date	Fair Value at Grant Date	Shares Granted as of December 31, 2007	Shares Issued during the period from January 1, 2007 through December 31, 2007	Vested Shares as of December 31, 2007	Unvested Shares as of December 31, 2007

2/13/2006	$12,700	77,854	38,927	77,854	-
4/17/2006	14,800	77,854	38,927	77,854	-
6/1/2006	15,815	77,854	38,927	77,854	-
2/1/2007	407,550	506,051	506,051	194,635	311,416
2/19/2007	583,110	724,042	724,042	724,042	-
Total	$1,033,975	1,463,655	1,346,874	1,152,239	311,416

On February 19, 2007, Dr. George Hoag, a founder of the Company and Senior Vice President and Director of Research and Development, returned 350,343 common shares to the Company for no consideration. Dr. Hoag received these shares on February 1, 2006 (inception). These shares were reissued to the parties receiving the 724,042 common shares granted on February 19, 2007. Consequently, the total number of shares issued by the Company for stock compensation for the period from January 1, 2007 through December 31, 2007 was 996,531 shares (1,346,874 shares issued as stock compensation less 350,343 shares returned to the Company by Dr. Hoag).

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 9 –             STOCKHOLDERS’ EQUITY (Continued)

WARRANTS

A summary of warrant activity is as follows.
	Warrants	Exercise Price per Warrant	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at January 1, 2007	-	$-	$-	-
Issued:
May 9, 2007 in conjunction with
the Bridge Loan (Note 7)	776,051	$1.20	$1.20	4.4
May 9, 2007 in conjunction with the
Convertible Notes (Note 8)	842,500	$1.20	$1.20	4.4
October 17, 2007 in conjunction with
the sale of equity securities (Note 9)	1,373,334	$1.80	$1.80	4.8
October 17, 2007 in conjunction with
the sale of equity securities (Note 9)	1,373,334	$2.10	$1.80	4.8
Exercised	-	$-	$-	-
Expired	-	$-	$-	-

Outstanding at December 31, 2007	4,365,219		$1.67	4.60

NOTE 10 –	OPERATING LEASE COMMITMENTS

The Company leases its facilities and certain office equipment under operating leases which expire in July of 2012 and March of 2010, respectively. The Company has an option to renew its facility lease for an additional 5 years. Future minimum rental commitments under these operating leases are as follows.

Year ending December 31:
2008	$41,485
2009	42,485
2010	41,184
2011	41,417
2012	24,500
Total minimum lease payments	$191,071

Rental expenses under operating leases totaled $30,902 and $13,302 for the year ended December 31, 2007 and for the period from February 1, 2006 (inception) through December 31, 2006, respectively.

Real estate taxes, insurance, utilities, repairs and maintenance expenses are generally obligations of the Company, and accordingly, are not included above as part of rental commitments and expenses.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 11 –	LOSS PER SHARE

The computation of basic net loss per common share is based on the weighted-average number of common shares outstanding. The shares issuable upon conversion of notes or exercise of warrants have been excluded from the calculation of diluted shares as their effect would be anti-dilutive. Accordingly, basic and fully diluted shares used in the calculation of weighted-average number of common shares outstanding are equal for all periods presented. The weighted average of anti-dilutive common share equivalents excluded from the loss per share calculations for the year ended December 31, 2007 totaled 2,115,077 equivalent shares.

Shares outstanding in all prior periods presented have been revised to reflect the exchange ratio of the May 9, 2007 Merger (Note 2). In accordance with the terms of the Merger, each share of VeruTEK common stock was exchanged for 778.54 shares of the Company’s common stock.

NOTE 12 –                                INCOME TAXES

For the period January 1, 2006 through May 9, 2007, the Company was an S-Corporation under Subchapter S of the Internal Revenue Code.  Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

2007

Income taxes using U.S. federal statutory rate	$(2,007,730)
State income taxes, net of federal benefit	(76,032)
Valuation allowance	599,572
S Corporation income	432,830
Stock compensation	253,672
Stock based expenses	788,953
Other	8,735
Total	$-

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 are as follows:

Deferred income tax liabilities:
Fixed assets	$(10,000)
Deferred income tax assets:
Deferred compensation	297,000
Net operating losses	844,000
1,141,000
Net deferred income tax assets	1,131,000
Valuation allowance	(1,131,000)
Net deferred income tax assets/(liabilities)	$-

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits will not be realized. Therefore, the Company recorded a valuation allowance for the full amount of the deferred tax assets.

As of December 31, 2007, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $2,000,000 which is available to offset future federal taxable income through 2027.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 12 –          INCOME TAXES (Continued)

The Company has a tax benefit of approximately $382,000 related to the grant of common stock to certain key employees and advisors.  Pursuant to SFAS No. 123 (R), the benefit will be recognized and recorded to APIC when the benefit is realized through the reduction of taxes payable.

The Company complies with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company's management has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with income taxes. The periods from February 1, 2006 (inception) to December 31, 2006, January 1, 2007 to May 9, 2007 and May 10, 2007 to December 31, 2007 remain open to examination by the U.S. Internal Revenue Service and state authorities.

We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

NOTE 13 –          DUE TO OFFICERS / DIRECTORS

The Company has employment agreements dated May 4, 2007 with Mr. John Collins, President and Chief Executive Officer (Mr. Collins) and Mr. George Hoag, Senior Vice President, Research and Development (Mr. Hoag) (collectively the “Agreements”). The agreements expire on December 31, 2016. Mr. Collins’ agreement includes a base salary of $250,000 per annum and Mr. Hoag’s agreement includes a base salary of $350,000 per annum. Mr. Collins and Mr. Hoag are also owed $300,000 for compensation earned in 2006, payable at a future unspecified date and subject to the approval of convertible note holders under the terms of the Merger. These amounts totaling $600,000 are included in due to officers/directors in the accompanying balance sheet.

NOTE 14 -           EMPLOYEE RETIREMENT PLAN

The Company offers certain employees the opportunity to contribute to a 401(k) plan that is administered by a third party. At a future date, the Company will match 100% of the first $5,000 contributed by such employees and 25% of additional contributions made by such employees up to a maximum additional contribution of $2,500. As of December 31, 2007, the Company has not funded the matching contributions and, as a result, has recorded $72,983 in accrued payroll and benefits in the accompanying balance sheet. Expenses related to such matching contributions totaled $44,689 and $28,294 for the year ended December 31, 2007 and for the period from February 1, 2006 (inception) through December 31, 2006, respectively.

NOTE 15 -           CONTRIBUTED TECHNOLOGY

Effective February 1, 2006, Mr. Collins and Mr. Hoag transferred proprietary technology and “know-how” to the Company. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the fair value of the transferred technology at February 1, 2006 (inception) of $3,100,000 was immediately recognized as research and development expense and additional paid-in capital.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 16 -     RELATED PARTIES

Certain officers and directors have provided personal guarantees in connection with certain of the Company’s financing transactions.

Douglas Anderson, Mark Ain, and Carlos Naudon, each a director of the Company, purchased investment units issued as part of the October 17, 2007 sale of equity securities. Douglas Anderson purchased 200,000 investment units, Mark Ain purchased 133,000 investment units and Carlos Naudon purchased 134,000 investment units.  Each investment unit is comprised of one Common Share; a five year non-callable warrant to purchase one Common Share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one Common Share at an exercise price of $2.10 per share (See Note 9).

During 2006, Mr. Peter G. Perakos, a former director of the Company, arranged for certain legal services that were provided to the Company by a third party and for the payment of certain filing fees on behalf of the Company. Mr. Perakos was reimbursed $15,552 for services arranged and fees paid on behalf of the Company.

During 2006, Mr. Perakos and Mr. Hoag provided working capital loans to the Company. All such loans were repaid during 2006.

NOTE 17 –          SUBSEQUENT EVENT

On March 3, 2008, the Company and Keyspan Corporate Services LLC (“Keyspan”) entered into an agreement, dated as of February 22, 2008, (the “Agreement”) pursuant to which the Company agreed to provide Keyspan with professional services for the purpose of implementing the Company’s Surfactant Enhanced In-Situ Chemical Oxidation (S-ISCO) remedial measures at Operable Unit number 4 (“OU-4”) Cesspool area of the Bay Shore former manufactured gas plant (MGP) site in Bay Shore, New York.  The Company’s services will be performed in accordance with the New York State Department of Environmental Conservation approved Bay shore/Brightwaters Former MGP Site OU-4, Former Cesspool, S-ISCO Work Plan, dated February 19, 2008.  The Company’s work under this Agreement will focus on the Company’s implementation of S-ISCO at the former OU-4 cesspool area to remediate the MGP-related impacts.  The Agreement contains customary terms and conditions as applied to independent contractors of professional services, including, but not limited to, warranties by the Company regarding the performance of its services in a workmanlike and professional manner, covenants regarding the Company’s compliance with applicable law, indemnification of Keyspan by the Company with respect to, among other things, materials, goods, work and services provided by the Company pursuant to the Agreement, and non-disclosure obligations under the Agreement.  The term of the Agreement will remain in effect until December 31, 2009, unless extended or earlier terminated pursuant to the Agreement’s terms.  The Agreement may be terminated in connection with certain specified events of default, including, but not limited to, any failure by the Company to perform any material covenant for period of thirty (30) days after notice of such failure and any breach by the Company of its non-disclosure obligations under the Agreement.  Keyspan may also terminate the Agreement for convenience upon ten (10) days prior written notice.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On July 18, 2007 (the “Dismissal Date”), we advised Manning Elliot LLP (the “Former Auditor”) that it was dismissed as our independent registered public accounting firm. The decision to dismiss the Former Auditor as the independent registered public accounting firm was approved by our Board of Directors on July 18, 2007. Except as noted in the paragraph immediately below, the report of the Former Auditor on the financial statements of Streamscape Minerals, Inc. ("Streamscape") for the Fiscal Years ended May 31, 2006 and May 31, 2005 ("Fiscal Years") did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on Streamscape Minerals, Inc. financial statements as of and for the Fiscal Years contained an explanatory paragraph which noted that there was substantial doubt as to Streamscape's ability to continue as a going concern as Streamscape has generated no revenues and has accumulated losses from operations since inception.

During the Fiscal Years and through the Dismissal Date, we have not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on our financial statements for such period.

During the Fiscal Year and through the Dismissal, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-B.

New independent registered public accounting firm

On July 18 , 2007 (the “Engagement Date”), we engaged Carlin, Charron & Rosen, LLP (“New Auditor”) as our independent registered public accounting firm for our fiscal year ended December 31, 2007. The decision to engage the New Auditor as our independent registered public accounting firm was approved by our Board of Directors.

During the two most recent fiscal years and through the Engagement Date, we have not consulted with the New Auditor regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that the New Auditor concluded was an important factor considered by our Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

Item 8A(T).   Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

The internal control over financial reporting at the Company was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

This annual report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-KSB.

Item 8B.   Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors following the acquisition of VeruTEK-Delaware.

			Employed	Director	Term
Name	Age	Position with Company	Since	Since	Expires

George Hoag	54	Senior Vice President and Director of Research and Development	2/1/2006	NA	NA

John Collins	48	President, Chief Executive Officer, and Director	2/1/2006	5/9/2007	2008

Michael Vagnini	51	Senior Vice President and Chief Financial Officer	2/5/2007	NA	NA

Douglas Anderson	58	Director	NA	10/12/2007	2008

Mark Ain	64	Director	NA	10/12/2007	2008

Carlos Naudon	57	Director	NA	10/12/2007	2008

Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at its annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

Background of Executive Officers and Directors

John Collins serves as President, Chief Executive Officer and Director. Dr. Collins received his Ph.D. in Soil Physical Chemistry from the University of California (Riverside) in 1988, his MS from the University of Connecticut in 1985 and his BS from McGill University in 1980. In his 20-year career, he has managed regional offices for several large environmental consulting firms and has consulted to Department of Defense/Energy/EPA and Fortune 500 companies on environmental risk, remediation, insurance cost recovery and liability. Dr. Collins is a well-known proponent of green technologies in solving the worldwide legacy of industrial contamination. Since 1997, Mr. Collins has served as an environmental consultant for various clients providing ecological risk assessment. From 1991 to 1997, Mr. Collins served as a member of the U.S. Environmental Protection Agency - Hanford Environmental Restoration Project where he advised EPA managers on human health and ecological risk assessment issues at the Hanford sites.

George Hoag serves as Senior Vice President and Director of Research and Development. Dr. Hoag has served in this role since January, 2007. Dr. Hoag also served as President and Chief Executive officer of the Company from its inception (February 1, 2006) through January, 2007. Dr. Hoag was a director of the Company from its inception (February 1, 2006 through October 12, 2007. Dr. Hoag received his Ph.D. in Environmental Engineering in 1983, his MS from the University of Lowell in 1980 and his BA from the University of Colorado in 1976. He founded and directed the Environmental Research Institute at the University of Connecticut until 2002 and served as a Professor in Civil and Environmental Engineering through 2003. He has been a manager of Hoag Environmental Systems, LLC, a sole proprietorship, since 1998. Dr. Hoag has over 200 peer- reviewed scientific papers, 4 patents and is considered one of the fathers of In Situ Chemical Oxidation (ISCO), Soil Vapor Extraction and other environmental remediation methods.

Michael Vagnini serves as Chief Financial Officer and Senior Vice President. Mr. Vagnini worked for Chemtura Corporation (formerly Crompton Corporation and Uniroyal Chemical Corporation) for 27 years serving finally as Senior Vice President and Controller. Previously, he was CFO of Uniroyal Chemical Canada Ltd. from 1986 through 1994. Mr. Vagnini received his BS - Accounting from the University of Connecticut in 1978 and his MBA - Finance from the University of Connecticut in 1980.

Douglas Anderson serves as the Chairman of the Board.  Mr. Anderson is the former Chairman, CEO and President of Open Solutions, Inc. (OSI), a leading provider of e-business and software applications for community financial institutions. OSI was acquired in January 2007 by private equity firms (The Carlyle Group and Providence Equity Partners). In addition, Mr. Anderson was President of Manchester Savings Bank before it was sold to New Alliance Bank.

Mark Ain serves as a director.  Mr. Ain founded Kronic in 1977 and served as Kronos Incorporate’s CEO through 2005 when it was acquired by Hellman & Friedman Capital Partners, a private equity firm.  Mr. Ain has a BS in electrical engineering from MIT, and an MBA from the Simon School at the University of Rochester.  Mr. Ain is also a director for several public and non-profit companies including KVH Industries, LTX Corporation, Mass. High Tech Council, National Board of American Electronics Association (AeA), North End Technologies, LLC, SpaceClaim Corporation, Walker Home & School, YMCA of Boston; Board of Trustee member, University of Rochester, and Simon School Executive Advisory Committee, University of Rochester.

Carlos Naudon serves as a director.  Mr. Naudon has served as the President and CEO of Banking Spectrum Inc. and partner of Allister & Naudon, counselors at law, both since 1984.  Mr. Naudon received his Bachelors in economics and computer science from the University of Maryland in 1972, his  MBA (Accounting, Finance and Operations Management) in 1974 from the University of  Rochester and his law degree from Brooklyn Law School in 1981. Mr. Naudon is a retired Certified Public Accountant.

Code of Ethics

We adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of our Company, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, to file reports of ownership and changes in ownership of the Company’s Common Stock with the Securities and Exchange Commission.  Based on a review of the copies of such reports, the Company believes that during the fiscal year ending December 31, 2007 its executive officers, directors and greater than ten percent stockholders filed on a timely basis all reports due under Section 16(a) of the Exchange Act, with the exception of the following:  John Collins, President and Chief Executive Officer, inadvertently filed late a Form 3 for May 2007 reporting his becoming an officer, director and ten percent owner of the Company; George Hoag, Senior Vice President and Director of Research and Development, inadvertently filed late a Form 3 for May 2007 reporting his becoming an executive officer and ten percent owner of the Company; and Michael Vagnini, Senior Vice President and Chief Financial Officer, inadvertently filed late a Form 3 for May 2007 reporting his becoming an executive officer of the Company.

Item 10.   Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation earned by the Company’s Chief Executive Officer and the two other most highly compensated executive officers who served during the year ended December 31, 2007, and whose annual salary and bonus during the fiscal year ended December 31, 2007 exceeded $100,000 (the “Named Executive Officers”).  There were no other executive officers of the Company. Each became an executive officer of our Company upon the acquisition of VeruTEK-Delaware.

Name and Principal Position   Year   Salary   Bonus   Awards Total

Name and Principal Position	Year	Salary	Bonus and Other		Stock Awards		Total
George Hoag (1)	2006	$238,716	$-		$-		$238,716
Senior Vice President and Director	2007	$371,250	$5,250	(3)	$-		$376,500
of Research and Development

John Collins (1)	2006	$161,419	$-		$-		$161,419
President and Chief Executive Officer	2007	$256,863	$-		$-		$256,863

Michael Vagnini (2)	-	$-	$-		$-		$-
Chief Financial Officer and Senior	2007	$148,037	$-		$675,225	(4)	$823,262
Vice President

(1)
The documented compensation for Hoag and Collins reflects their employment agreements for 2006 for VeruTEK-Delaware. However, Hoag and Collins were awarded $300,000 each in deferred compensation under their new employment agreements with our company in respect of fiscal year 2006. These amounts are included in due to officers / directors in the accompanying balance sheet included herein (See Note 13).

(2)	Mr. Vagnini commenced employment with our Company in February of 2007.

(3)	Mr. Hoag received an automobile allowance of $5,250.

(4)
Mr. Vagnini was granted 506,051 common shares of the Company’s common stock in accordance with the terms of his employment agreement of which 194,635 have vested as of December 31, 2007. The value of such vested shares for the purposes of determining Mr. Vagnini’s compensation was based on the publicly traded market price of the common stock as published in the OTC Bulletin Board under the symbol “VTKT”  on the dates such shares vested. (See Note 9 to the consolidated financial statements for a further discussion of share based compensation.)

Except as set forth in the table above, there has been no other compensation paid to the Named Executive Officers for the periods set forth above.

We have employment agreements (the “Agreements”) with Mr. John Collins, President and Chief Executive Officer (Mr. Collins), Mr. George Hoag, Senior Vice President, Research and Development (Mr. Hoag) and Mr. Michael Vagnini, Senior Vice President and Chief Financial Officer. The Agreements for Mr. Collins and Mr. Hoag expire on December 31, 2016, and the Agreement for Mr. Vagnini is an “at-will” agreement. Mr. Collins’ agreement includes a base salary of $250,000, Mr. Hoag’s agreement includes a base salary of $350,000 and Mr. Vagnini’s agreement includes a base salary of $200,000. The Agreements include the following benefits and payments:

a.	annual incentive payments to a maximum of 50% of their respective base salaries, at the discretion of the Board of Directors;

b.	participation in any future stock option program offered by the Company if they are then the owner of less than 10% of the total equity interest in the company;

c.	participation in a profit sharing plan if approved and implemented by the Board of Directors;

d.	twenty days of paid vacation annually; and

e.	an automobile allowance of $750 per month for Mr. Hoag

f
severance in the event of a termination (or effective termination) that is not for cause in the amount of one year’s salary that coincides with a like term of a non-compete agreement for Mr. Collins and Mr. Hoag and 90 days for Mr. Vagnini.

To date, Mr. Collins and Mr. Hoag have not received approximately $300,000 each in compensation due to them under their employment agreements. The amounts payable to Mr. Collins and Mr. Hoag with respect to deferred compensation are included in due to officers/directors in the accompanying balance sheet (see Note 13).

Each of the above named executives is eligible to participate in the Company’s 401(k) retirement plan (see Note 14 to the accompanying consolidated financial statements). As of December 31, 2007, the Company has not funded any matching contributions. With respect to Mr. Collins, the Company has not matched $7,500 of contributions related to 2007 and $7,500 related to 2006. With respect to Mr. Hoag and Mr. Vagnini, there are no matching contributions due.

We expect to approve and implement a stock option plan in the near future. The purpose of such plan will be to enable us to hire, retain and motivate employees. The plan will be limited to 10% of the overall equity of our Company and shall be subject to customary grant agreements and vesting schedules.

Equity Awards Outstanding

There were no options granted to the Named Executive Officers during the year ended December 31, 2007.
The Named Executive Officers did not hold any stock options at December 31, 2007.

Mr. Vagnini was granted 506,051 shares of restricted common stock in accordance with the terms of his employment agreement. As of December 31, 2007, 194,635 shares have vested. Mr. Vagnini would forfeit the 311,416 unvested shares should his employment with the Company terminate. Mr. Vagnini will have 77,854 common shares vesting on February 5, 2008, 116,781 vesting on February 5, 2009 and 116,781 vesting on February 5, 2010. The value of Mr. Vagnini’s unvested shares at December 31, 2007 was $1,089,956 based on the publicly traded market price of the common stock as published in the OTC Bulletin Board under the symbol “VTKT” as of that date. (See Note 9 to the consolidated financial statements for further discussion of assumptions used in valuing common stock grants.)

The Company expects to grant the Named Executive Officers common stock, restricted common stock or stock option awards pursuant to a proposed stock incentive plan that the Company expects to present to its shareholders for approval during 2008. Only the Named Executive Officers who hold less than 10% of stock in our Company will be able to participate in any stock incentive plan.

Termination Payments

John Collins and George Hoag have entered into an Employment Agreement where the Employee may terminate his employment thereunder for Good Reason. "Good Reason" means (i) a material diminution of Employee's employment duties without Employee's consent, which consent shall not be unreasonably withheld; or (ii) a material and persistent breach by the Company of Section 3 of the Employment Agreement (Compensation Section). Employee must provide the Corporation thirty (30) days prior written notice of his intention to resign for Good Reason which states his intention to resign and sets forth the reasons therefore, and any resignation without delivery of such notice shall be considered to be a resignation for other than Good Reason. In the event that Employee terminates his employment for Good Reason, Employee shall be entitled to (i) payment of Employee's then- current accrued, unpaid Base Compensation and accrued, unused vacation, each prorated through the date of termination, and (ii) an amount in respect of individual severance pay equal to the then current full year base compensation plus bonus compensation. During the thirty (30) day period following the delivery of such notice, Employee shall reasonably cooperate with the Corporation in locating and training Employee's successor and arranging for an orderly transference of his responsibilities. In addition, the Company may terminate Employee’s employment without Cause upon fourteen (14) days written notice. In the event that Employee is terminated without Cause, Employee shall be entitled to (i) payment of Employee’s then-current accrued, unpaid Base Compensation and accrued, unused vacation, each prorated through the date of termination, and (ii) an amount in respect of individual severance pay equal to the then current full year Base Compensation plus Bonus Compensation. During the fourteen (14) day period following the delivery of such notice, Employee shall reasonably cooperate with the Corporation in arranging for an orderly transference of his responsibilities. “Cause” shall mean Employee’s: (i) conviction of, or indictment for, criminal negligence or criminal acts in the work place or conviction of a felony, (ii) violation of the Corporation’s material policies or procedures that have been made known to Employee, or violation by Employee on Corporation premises of any law or material regulation, (iii) material breach or violation of this Agreement, (iv) commission of any act of theft, fraud, dishonesty, or falsification of any employment or Corporation records, (v) appropriation of a business opportunity or transaction in contravention of Employee’s duties to the Corporation, (vi) any improper action by Employee which has a detrimental effect on the Corporation’s reputation or business, (vii) failure to perform the duties assigned or requested by Employee’s superiors, or (viii) gross negligence, incompetence or willful misconduct by Employee in the performance of Employee’s duties.

Michael Vagnini has similar termination payments; however, his severance pay is for a period of up to ninety (90) days.

Pension and Nonqualified Deferred Compensation

We do not presently have a pension plan or any nonqualified deferred compensation plans.

Director Compensation

During the year ended December 31, 2006, the Directors of VeruTEK Delaware received no compensation.

Director compensation for the year ended December 31, 2007 is as follows.

Director	Fee Paid for Services as a Director	Dollar Amount of Stock Awards	Dollar Amount of Other Stock Awarded		Total

Douglas Anderson	$150,000	$-	$9,135	(1)	$159,135
Mark Ain	$100,000	$-	$-		$100,000
Carlos Naudon	$100,000	$-	$-		$100,000

(1) Mr. Anderson was granted and received 11,678 common shares of the Company prior to his appointment as a director of the Company. Mr. Anderson’s shares were granted and issued prior to the shares of the Company being publicly traded and accordingly have been valued for compensation purposes as of the May 7, 2007 issue date using a discounted cash flow model. A discounted cash flow model has also been used to determine the value of the shares awarded at the grant date, February 19, 2007, in accordance with SFAS 123(revised 2004), “Share Based Payments.” The value of shares awarded at the February 19, 2007 grant date and reflected as compensation expense for the twelve-month period ended December 31, 2007 was approximately $9,000.

During 2007, the Board of Directors, then composed of the Company’s two largest shareholders and senior executives, determined that it would be in the Company’s best interest to have a board of directors composed largely of independent, non-employee directors.  The Board of Directors also determined that, although it would be preferable for director compensation be at least partly equity based, the Company did not have the requisite approvals to issue equity as director compensation.

Effective October 12, 2007, the Board of Directors determined that it is advisable and in the best interest of the Company to establish the compensation of each individual who is retained as a director of the Company for services rendered as a non-employee director of the Company. The Board authorized by resolution of the Company to pay a director for services as a non-employee director of the Company the following: (1) for fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts (less such deductions as shall be required to be withheld by applicable laws and regulations) shall be payable in one lump sum as soon as reasonably practicable after such individual becomes a member of the Board, and (2) for fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings, all of which aggregate amounts (less such deductions as shall be required to be withheld by applicable laws and regulations) shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008. Such stipends, fees and the composition of compensation are subject to review of the Board from time to time. As of this date, payments to directors for fiscal year 2008 have not been made.

Effective October 12, 2007, the Board of Directors authorized by resolution of the Company to pay the Chair of the Board of the Company, the following: (1) for fiscal year 2007, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services to be rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts (less such deductions as shall be required to be withheld by applicable laws and regulations) shall be payable in one lump sum as soon as reasonably practicable after being appointed as Chair of the Board, and (2) for fiscal year 2008, an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings, all of which aggregate amounts (less such deductions as shall be required to be withheld by applicable laws and regulations) shall be payable in one lump sum as soon as reasonably practicable after January 1, 2008. Such stipends, fees and the composition of compensation are subject to review of the Board from time to time. As of this date, the payment to Mr. Anderson for fiscal year 2008 has not been made.

Indemnification of Directors and Officers

Under Section 78.138 of the Nevada Revised Statutes (“NRS”), a director or officer of a corporation is generally not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer, unless it is proven that (i) his or her act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (ii) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

The Company’s Articles of Incorporation, as amended, provide that no director or officer of the Company shall be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer, except (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of the law, or (ii) the payment of dividends in violation of Section 78.300 of the NRS.

The Company’s directors and officers may be indemnified as provided by the NRS and the Company’s Bylaws (the “Bylaws”).

Under NRS Section 78.7502, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action, suit or proceeding if he or she is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

In addition, under NRS Section 78.7502, a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him or her in connection with the defense or settlement of the action or suit if he or she is not liable pursuant to NRS Section 78.138 or acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation.

Under NRS Section 78.7502, to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him or her against expenses, including attorneys’ fees, actually and reasonably incurred by him or her in connection with the defense.

Under NRS Section 78.751, any discretionary indemnification pursuant to NRS Section 78.7502, unless ordered by a court, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances.  The determination must be made (i) by the stockholders, (ii) by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding, (iii) if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or (iv) if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.  Notwithstanding the foregoing, the articles of incorporation, the bylaws or an agreement made by the corporation may provide that the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the corporation.

The Bylaws provide that the Company must indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the Company, by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with the action, suit or proceeding, in each case to the fullest extent permissible under NRS Sections 78.7502 or 78.751, as amended from time to time, or the indemnification provisions of any successor statutes, if such person acted in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such conduct was unlawful.

In addition, the Bylaws provide that the Company must indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Company to procure a judgment in its favor by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by such person in connection with the defense or settlement of the action or suit if such person acted in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, provided that no indemnification shall be made with respect to any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the Company or for amounts paid in settlement to the Company, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

The Bylaws also provide that to the extent that a director, officer, employee or agent of the Company has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the Company must indemnify such person against expenses, including attorneys’ fees, actually and reasonably incurred by such person in connection with the defense.

In addition, the Bylaws provide that expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding referred to above must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Company.

The Bylaws provide the indemnification provisions set forth therein must be liberally construed in favor of indemnification and the payment of expenses incurred in connection with a proceeding in advance of its final disposition and there shall be a rebuttable presumption that a claimant under the indemnification provisions set forth in the Bylaws is entitled to such indemnification and the Company shall bear the burden of proving by a preponderance of the evidence that such claimant is not so entitled to indemnification.

The Company has no agreements with any of its directors or officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of January 15, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned		Percentage of Common Stock (2)
George Hoag*	9,913,539	(5)	46.53%
John Collins*	3,295,949	(6)	15.47%
Michael Vagnini*(3)	506,051		2.38%
Douglas Anderson*	611,678	(7)	2.82%
Mark Ain*	399,000	(8)	1.85%
Carlos Naudon*	410,000	(9)	1.90%
Peter Perakos	1,716,681	(10)	8.06%
Hoag Environmental LP	2,945,995		13.83%
Collins Family LP	1,926,108		9.04%
Nite Capital, L.P.(4)	2,088,275		9.40%
Allister & Naudon	120,000	(11)	0.56%
All officers and directors as a group ( persons)	15,136,218		68.06%
*Executive officer and/or director of our company.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o VeruTEK Technologies, Inc., 65 West Dudley Town Rd., Suite 100, Bloomfield, CT 06002.
(2)
Applicable percentage ownership is based on 21,305,373 shares of common stock outstanding as of January 15, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of January 15, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 15, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
The shares held by Mr. Vagnini are subject to reverse vesting in the case he terminates his employment with the Company prior to a certain date.  See “Item 10. Executive Compensation – Equity Awards Outstanding.”

(4)
Includes (i) 600,000 shares issuable upon the conversion of the convertible Notes and (ii) 300,000 shares issuable upon the exercise of the Common Stock Purchase Warrants. Keith Goodman has voting control and investment discretion over the shares of common stock held by the shareholder. The shareholder contractually agreed to restrict its ability to convert its securities and receive shares of our common stock such that the number of shares of our common stock held by it and its affiliates after such conversion does not exceed 9.9% of our then issued and outstanding shares of common stock.

(5)	Includes 6,967,544 shares of common stock held by George Hoag and 2,945,995 shares of common stock held by Hoag Environmental, LP.
(6)	Includes 1,369,841 shares of common stock held by John Collins and 1,926,108 shares of common stock held by Collins Family LP.
(7)	Includes (i) 200,000 warrants to purchase shares of common stock at a price of $1.80 per share and (ii) 200,000 warrants to purchase shares of common stock at a price of $2.10 per share.
(8)	Includes (i) 133,000 warrants to purchase shares of common stock at a price of $1.80 per share and (ii) 133,000 warrants to purchase shares of common stock at a price of $2.10 per share.
(9)
Includes (i) 40,000 shares of common stock held by Allister & Naudon, (ii) 94,000 warrants to purchase shares of common stock at a price of $1.80 per share held by Carlos Naudon Dynasty Trust, (iii) 40,000 warrants held by Allister & Naudon to purchase shares of common stock at a price of $1.80 per share, (iv) 94,000 warrants to purchase shares of common stock at a price of $2.10 per share held by Carlos Naudon Dynasty Trust and (v) 40,000 warrants held by Allister & Naudon to purchase shares of common stock at a price of $2.10 per share.

(10)	Includes 1,278,363 shares of common stock held by Peter Perakos and 438,318 shares of common stock held by Perakos Environmental, LP.
(11)	Includes (i) 40,000 warrants to purchase shares of common stock at a price of $1.80 per share and (ii) 40,000 warrants to purchase shares of common stock at a price of $2.10 per share.

Item 12.   Certain Relationships and Related Transactions and Director Independence

Effective October 17, 2007, we completed a private placement of investment units to accredited investors consisting of investment units at the price of $1.50 per investment unit. Each investment unit is comprised of one (1) Common Share, a five year non-callable warrant to purchase one Common Share at an exercise price of $1.80 per share and a five year non-callable warrant to purchase one Common Share at an exercise price of $2.10 per share (the “Investor Warrants”) (the “Offering Round”). The Company raised in the Offering Round approximately $1.9 million (net of $125,648 transaction related expenses) from 29 accredited investors, who were issued approximately 1,370,000 investment units. No underwriting discounts or commissions were applicable to this Offering Round.  Douglas Anderson, Mark Ain, and Carlos Naudon (each a director of our Company) purchased shares of common stock in our Company and were issued warrants.

Director Independence

As noted above, the Company’s common stock is quoted on the OTC Bulletin Board.  Since the OTC Bulletin Board does not have its own rules for director independence, the Company intends to use the definition of independence as established by The NASDAQ Stock Market (“NASDAQ”), under its Marketplace Rule 4200(a)(15).  The Company  believes  that Douglas Anderson, Mark Ain, and Carlos Naudon are independent in accordance with the definition of independent director set forth in NASDAQ Marketplace Rule 4200(a)(15).  Conversely, because a director is not considered to be independent if he or she is also an executive officer or employee of the Company under NASDAQ Marketplace Rule 4200(a)(15), the Company does not consider John Collins, who is Chief Executive Officer and President of the Company, to be an independent director.

In addition, during fiscal year 2007, Mr. Peter Keller and Mr. Ezio Montagliani served as employee-directors of the Company until May 9, 2007 and as directors of the Company until June 5, 2007. Mr. George Hoag served as an employee-director of the Company from June 5, 2007 until October 12, 2007.

Audit Committee Financial Expert

At least one member of the Company’s Audit Committee is a financial expert.  The member serving as the Audit Committee’s financial expert is Mr. Carlos Naudon.  The Company believes that Mr. Naudon is independent in accordance with NASDAQ Marketplace Rule 4200(a)(15), as noted above.

 Item 13.   Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Exchange (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (3)
3.3	Bylaws (4)
4.1	Securities Purchase Agreement (1)
4.2	Form of Secured Convertible Note (1)
4.3	Form of Common Stock Purchase Warrant (1)
4.4	Form of Registration Rights Agreement (1)
4.5	Form of Security Agreement (5)
10.1	Employment Agreement - George Hoag (1)
10.2	Employment Agreement - John Collins (1)
10.3	Employment Agreement - Michael Vagnini (1)
10.4*	Lease of offices and facilities dated June 29, 2007, between the Company and Wales Realty, LLC
10.5*	Agreement dated as of February 22, 2008, between the Company and Keyspan Corporate Services LLC
14.1	Code of Ethics (6)
16.1	Letter from Manning Elliot LP (7)
21.1	List of Subsidiaries of the Company (5)
31.1*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2*	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on May 15, 2007.

(2)	Incorporated by reference to the Company’s SB-2 Registration Statement filed with the Securities and Exchange Commission on December 16, 2005.

(3)	Incorporated by reference to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2007.

(4)	Incorporated by reference to the Company’s Form 8-K Current Report filed with the Securities and Exchange Commission on September 28, 2007.

(5)	Incorporated by reference to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 20, 2007.

(6)	Incorporated by reference to the Company’s Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 14, 2007.

(7)	Incorporated by reference to the Company’s Form 8K/A Current Report filed with the Securities and Exchange Commission on September 11, 2007.

* Filed herewith

 Item 14.   Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Carlin, Charron & Rosen, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, respectively, and fees billed for other services rendered by Carlin, Charron & Rosen, LLP.

	Year Ended December 31, 2007	Year Ended December 31, 2006

Audit Fees (1)	$82,820	$64,700
Audit Related Fees (2)	$89,595	$-
Tax Services (3)	$470	$-
All Other Fees	-	$-

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of consolidated financial statement included in the Company’s quarterly reports.

(2)	Audit related fees are principally for professional services rendered in connection with accounting consultations related to the Company’s SB-2 filing and other matters.
(3)	Tax service fees are related to consultation on the tax compliance matters.

The Audit Committee charter provides that the Audit Committee will review and approve fees paid to the independent auditors, including audit fees and all other consulting services. Non-audit services, other than de minimus amounts, will be approved by the Audit Committee or the Audit Committee Chairman beginning with the 2007 year-end audit and 2008 fiscal year. The Audit Committee and its charter were established subsequent to the engagement of Carlin, Charron & Rosen, LLP for the audit of the 2006 fiscal year and all interim services provided during 2007. Accordingly, only those services related to the 2007 fiscal year-end audit have been approved by the Audit Committee. The approved Audit Fees of $65,000 for the fiscal year-end 2007 audit represent 78% of the total $82,820 in Audit Fees incurred for the year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERUTEK TECHNOLOGIES, INC.

By:	/s/ John Collins	Date: March 26, 2008
John Collins
Chief Executive Officer and Director

By:	/s/ Michael Vagnini	Date: March 26, 2008
Michael Vagnini
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Collins	President, Chief Executive Officer and Director	March 26, 2008
John Collins	(Principal Executive Officer)

/s/ George Hoag	Senior Vice President and Director of Research and Development	March 26, 2008
George Hoag

/s/ Michael Vagnini	Senior Vice President and Chief Financial Officer	March 26, 2008
Michael Vagnini	(Principal Financial and Accounting Officer)

/s/ Douglas Anderson	Chairman of the Board	March 26, 2008
Douglas Anderson

/s/ Mark Ain	Director	March 26, 2008
Mark Ain

/s/ Carlos Naudon	Director	March 26, 2008
Carlos Naudon