Form 10-Q
period 2008-03-31
VeruTEK Technologies, Inc.
filed 2008-05-15
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-130394

VeruTEK Technologies, Inc.
(Exact name of Registrant as Specified in its Charter)

Nevada	06-1828817
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

65 West Dudley Town Road, Suite 100	06002
Bloomfield, CT	(Zip Code)
(Address of Principal Executive Offices)

(860) 242-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 4, 2008, 21,310,873 shares of the Company’s $0.001 per share par value common stock were outstanding.

VeruTEK Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

VeruTEK Technologies, Inc.
Condensed Consolidated Balance Sheet

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$349,998	$1,182,875
Accounts receivable	159,262	126,043
Other current assets	14,755	60,590
Total current assets	524,015	1,369,508

Property and equipment, net	394,286	321,756
Other assets, net	72,300	85,583

Total assets	$990,601	$1,776,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Current portion of long-term debt	$64,889	$68,504
Accounts payable	300,999	206,730
Accrued payroll and benefits	210,917	198,500
Due to officers / directors	618,000	600,000
Derivative instrument liability	546,000	2,167,000
Customer deposits	142,833	87,500
Other current liabilities	292,737	272,457
Total current liabilities	2,176,375	3,600,691

Convertible notes, net	1,412,877	1,366,140
Long-term debt, less current portion	17,119	18,365
Total liabilities	3,606,371	4,985,196

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares
authorized, 21,310,873 issued and outstanding as of
March 31, 2008; 21,305,373 issued and outstanding
as of December 31, 2007	21,311	21,305
Additional paid-in capital	6,915,036	6,884,527
Accumulated deficit	(9,552,117)	(10,114,181)
Total stockholders' equity (deficiency)	(2,615,770)	(3,208,349)

Total liabilities and stockholders' equity (deficiency)	$990,601	$1,776,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the three months ended March 31, 2008, and 2007

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

Net revenues	$158,418	$277,156

Costs, expenses and other income:
Cost of revenues	377,274	283,133
Selling, general and administration	625,402	1,004,239
Research and development	121,254	42,891
Interest expense	93,424	32,176
Derivative instrument income	(1,621,000)	-

Income (loss) before income taxes	562,064	(1,085,283)

Income tax provision (benefit)	-	-

Net income (loss)	$562,064	$(1,085,283)

Weighted average common shares outstanding:
Basic	21,043,801	15,687,581
Diluted	22,999,159	15,687,581

Net income (loss) per share
Basic	$0.03	$(0.07)
Diluted	$0.02	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the three months ended March 31, 2008 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares Issued	Amount	Capital	Deficit	Total

Balance, December 31, 2007	21,305,373	$21,305	$6,884,527	$(10,114,181)	$(3,208,349)

Stock based compensation (Note 7) (unaudited)	-	-	25,015	-	25,015

Conversion of convertible notes to common
stock (Note 6) (unaudited)	5,500	6	5,494	-	5,500

Net income (unaudited)	-	-	-	562,064	562,064

Balance, March 31, 2008 (unaudited)	21,310,873	$21,311	$6,915,036	$(9,552,117)	$(2,615,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three month periods ended March 31, 2008 and 2007

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$562,064	$(1,085,283)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,181	8,636
Amortization – debt issuance costs	13,283	10,372
Amortization of debt discounts – warrants	34,228	-
Amortization of beneficial conversion discount	18,009	-
Derivative instrument (income) expense	(1,621,000)	-
Compensation expense - common stock issued to employees	25,015	724,195
Changes in operating assets and liabilities, net:
Accounts receivable	(33,219)	(34,477)
Other current assets	45,835	20,235
Other assets, net	-	(22,156)
Accounts payable	94,269	(47,806)
Accrued payroll and benefits	12,417	(80,297)
Customer deposits	55,333	-
Due to officers / directors	18,000	-
Other current liabilities	20,280	84,218
Net cash used in operating activities	(736,305)	(422,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(91,711)	(15,300)
Net cash used in investing activities	(91,711)	(15,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt - bridge loan	-	510,000
Payments for debt issuance costs	-	(65,000)
Repayments of long-term debt	(4,861)	(4,668)
Net cash (used in) provided by financing activities	(4,861)	440,332

NET (DECREASE) INCREASE IN CASH	(832,877)	2,669
CASH, beginning of period	1,182,875	68,519
CASH, end of period	$349,998	$71,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$27,905	$12,202
Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes	5,500	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of VeruTEK Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature, except as disclosed in the accompanying notes to condensed consolidated financial statements.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

BASIS OF PRESENTATION

On May 9, 2007, a Nevada corporation formerly known as Streamscape Minerals, Inc. ("SSMI") and hereinafter referred to as “VeruTEK-Nevada”, entered into and closed a reverse acquisition merger agreement (hereafter defined as the “Merger”) with a Delaware corporation known as VeruTEK Technologies, Inc. ("VeruTEK-Delaware"), and each of VeruTEK-Delaware's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, VeruTEK-Nevada acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of VeruTEK-Nevada’s common stock. VeruTEK-Delaware was organized as a Delaware corporation on February 1, 2006. VeruTEK-Nevada and its wholly owned subsidiary, VeruTEK-Delaware, are hereinafter referred to as the “Company”.

The accompanying condensed consolidated financial statements for the periods prior to the Merger reflect the accounts of VeruTEK-Delaware and for periods subsequent to the Merger, reflect the consolidated accounts of VeruTEK-Nevada and its wholly owned subsidiary, VeruTEK-Delaware. All significant inter-company balances and transactions have been eliminated in consolidation.

VeruTEK-Delaware was formed to develop and commercialize new technologies in the field of environmental remediation. The Company provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

REVENUE RECOGNITION

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation.

Revenue from the implementation of projects to remedy environmental issues at contaminated sites generally includes fixed fees and performance based fees. Fixed fee revenue is recognized on the proportional performance model (which approximates the percentage of completion method), based on costs incurred. In order to calculate the completion ratio on a given project, costs incurred to date on the project are divided by the total estimated costs for the entire project. This ratio is then multiplied by the total fixed fee to be earned on the project, resulting in the amount of revenue earned to date. Performance based fees are tied to the achievement of project-specific criteria related to the reduction or elimination of contaminants. Performance based fee revenue is recognized in the period in which the project-specific criteria are met and client acceptance is obtained.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

Certain technical services provided by the Company on a fixed price basis, primarily treatability studies, are recognized using the completed contract performance model as these contracts are generally short-duration contracts. Fees are based upon completion of agreed-upon task-based laboratory services. The Company recognizes revenue when applicable tasks are completed in accordance with the completed contract performance model.

Revenues related to consulting services are generally recognized on a time and materials basis in accordance with agreed-upon billing rates and in the period such services are provided.

It is the Company’s normal and customary business practice to enter into service agreements that once approved by authorized representatives of the Company and its customer are considered to be binding. In the absence of an approved service agreement, or approved change order, the Company recognizes revenue only when persuasive evidence of an arrangement exists

The Company bears the risk of cost overruns and inflation with respect to its fixed price contracts, including those for full scale remediation.  If circumstances indicate a loss on a fixed price contract, a provision is made at that time for the entire loss.  Revenues related to such fixed price contracts comprised approximately 48% of the Company’s total revenues for the three months ended March 31, 2008 and approximately 25% for the three months ended March 31, 2007.  At March 31, 2008, the Company had $142,833 of deferred revenue in the form of customer deposits received and relating to future services to be provided by the Company. This deferred revenue has been recorded as other current liabilities in the condensed consolidated balance sheet as of March 31, 2008. The deferred revenue will be recognized upon completion of the services at a future date. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue. Deferred costs at March 31, 2008 amounted to $1,570 and are included in other current liabilities in the condensed consolidated balance sheets.

DERIVATIVE INSTRUMENT LIABILITY

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2008, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument income of $1,621,000 for the three months ended March 31, 2008 reflects a non-cash mark-to-market benefit for the derivative instrument liability related to warrants issued in conjunction with the May 9, 2007 convertible notes (see Note 6).

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The amount of such costs charged to expense totaled $121,254 and $42,891 for the three months ended March 31, 2008 and 2007, respectively.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING DEVELOPMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 - GOING CONCERN / MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company has a working capital deficiency of approximately $1.7 million at March 31, 2008 and has an accumulated deficit of approximately $9.6 million at March 31, 2008.   The working capital deficiency is largely affected by $0.6 million due to officers and directors (Note 10) and a $0.5 million derivative instrument liability (Note 6) that the Company does not expect to be settled with cash. As is typical with early stage growth companies, these losses are largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The Company is also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment.  The Company is pursuing other potential sources of funding with other financial institutions and investors of which there is no guarantee that the Company will be successful in obtaining such financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  On May 12, 2008, the Company completed a private placement raising approximately $6 million (before transaction related expenses) in funds from 36 accredited investors and 3 directors. Expected transaction expenses directly related to the private placement are estimated to be approximately $400,000 (see Note 12).

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. The Company controls this risk by selecting high quality financial institutions to hold such cash deposits. The Company controls credit risk associated with trade receivables through credit approvals, customer limits and monitoring procedures. For the three months ended March 31, 2008, the Company had two customers that accounted for 58% of its revenues and the remaining customers each accounted for less than 10% of the Company’s revenues for the period. For the three months ended March 31, 2007, the Company had two customers that accounted for 88% of its revenues. The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of March 31, 2008.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Machinery and equipment	$165,708	$119,758
Automobiles	30,529	30,529
Laboratory equipment	84,615	25,231
Office furniture and equipment	71,202	64,864
Leasehold improvements	85,070	82,055
Construction in process	43,627	66,603
	480,751	389,040

Less: accumulated depreciation and amortization	86,465	67,284
Property and equipment, net	$394,286	$321,756

Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 was $19,181 and $8,636, respectively.

NOTE 5 – DEBT

A summary of long-term debt is as follows:

	March 31, 2008	December 31, 2007
Term note due on demand (see “Bank Default” below), interest at 9.25%, collateralized by substantially all of the assets of the Company and a personal guarantee of certain officers and a director of the Company	$60,037	$63,760

Vehicle financing loan due May 9, 2012, interest at 7.99%, collateralized by the vehicle and a personal guarantee of an officer and director.	21,971	23,109
	82,008	86,869
Less: current portion	64,889	68,504
	$17,119	$18,365

BANK DEFAULT

As a result of the Company issuing the convertible notes associated with the Merger, the Company is not in compliance with certain provisions of the Term Note and thus is in default. As a result, the stated interest rates for the Term Note may be increased and repayment of the Term Note may be subject to acceleration. Accordingly, the Company’s bank could elect to increase the stated interest rate for the Term Note to 13.25%. Should the Company’s bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. The Term Note has been classified as a current liability as of March 31, 2008 and December 31, 2007. As of the date of this filing, the Company has not received any notice that the bank has elected to increase the interest rate or accelerate the repayment of the Term Note.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – CONVERTIBLE NOTES

On May 9, 2007, the Company issued $1,685,000 of convertible notes (the “Notes”) and related warrants in conjunction with the Merger. The Notes carry a stated interest rate of 6%, mature two years from the date of issuance, and, at the option of the holders, are convertible under certain conditions into common stock of the Company at a conversion price of $1.00 per share. The warrants entitle the holder to purchase the number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Notes are convertible. The warrants have a 5 year life and have an exercise price of $1.20 per share. The holders of the Notes have been granted a security interest in substantially all of the assets of the Company. The Notes contain covenants that limit the ability of the Company to enter into certain transactions and to further encumber the Company’s assets. The covenants include restrictions on incurring additional indebtedness, payment of dividends, distributions of capital stock, repurchases of capital stock and payments to officers or directors other than reasonable compensation and reimbursements. Net proceeds resulting from the Notes and the Merger amounted to approximately $1.5 million. Debt issuance costs attributed to the Notes of $111,850 are being amortized to interest expense over the term of the Notes. The debt issue costs consisted of cash payments totaling $75,000 and shares of common stock issued to advisors that were valued at $36,850.

For the three months ended March 31, 2008, the Company recorded interest expense of $13,283 related to the amortization of debt issuance costs, including an acceleration of amortization of the debt issuances costs related to the $5,500 of Notes converted during the first quarter of 2008. Unamortized debt issuance costs as of March 31, 2008 amounted to $67,794 and are included in other assets, net on the condensed consolidated balance sheets.

The Notes contain a beneficial conversion discount of $151,650 because the value allocated to the Notes is less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the Notes and warrants have been valued with proceeds allocated on a relative basis. The Company allocated $1,396,767 to the Notes and $288,233 to the warrants (see below). The discounts are being amortized to interest expense over the life of the convertible notes. For the three months ended March 31, 2008, the Company recorded interest expense of $34,228 related to the warrants, and interest expense of $18,009 related to the beneficial conversion discount. Interest expense related to the warrants and beneficial conversion discount for the three months ended March 31, 2008 included an acceleration of the amortization related to the $5,500 of Notes converted into common stock during the first quarter of 2008.

The $288,233 in proceeds allocated to the warrants was classified as a liability as of the Merger date in accordance with EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). The warrants may require cash settlement at fair value in the event of certain circumstances, including certain mergers or consolidations, sale of substantially all of the assets of the Company, sale of more than 50% of the outstanding common shares of the Company, or certain other stock purchase or business combinations. Accordingly, the warrants have been accounted for as a derivative instrument liability which is subject to mark-to-market adjustment. The derivative instrument liability was $546,000 at March 31, 2008. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 2.2%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants. For the three months ended March 31, 2008, the Company recorded a pre-tax benefit for derivative instrument income of $1,621,000.

During the first quarter of 2008, $5,500 of the Notes were converted to common stock. The Company issued 5,500 shares of common stock in exchange for the Notes. Accordingly, as of March 31, 2008, convertible notes of $1,679,500 are reflected on the condensed consolidated balance sheets net of the unamortized portion ($174,704) of the $288,233 discount on the convertible debt relating to the warrants and net of the unamortized portion ($91,919) of the beneficial conversion discount of $151,650.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

STOCK BASED COMPENSATION

The Company granted certain key employees and advisors shares of common stock as part of the Company’s offer of employment. The purpose was to enable the Company to retain and motivate such employees. The grants are recognized ratably as compensation expense over the requisite service periods based on the fair value of the grants as of the grant dates. Because grant dates were prior to the Merger and such shares were not publicly traded, fair value of shares at the grant date was determined using a discounted cash flow model. Compensation expense of $25,015 and $724,195 was recognized for the three months ended March 31, 2008 and 2007, respectively. Common shares totaling 233,562 will vest at various times through February of 2010. Additional compensation expense for unvested shares amounting to $97,164 will be recognized over the remaining requisite future service periods for each respective grant.

Shares granted as compensation expense are as follows:
Grant Date	Fair Value at Grant Date	Shares Granted as of March 31, 2008	Shares Issued during the period from January 1, 2008 through March 31, 2008	Vested Shares as of March 31, 2008	Unvested Shares as of March 31, 2008

2/13/2006	$12,700	77,854	-	77,854	-
4/17/2006	14,800	77,854	-	77,854	-
6/1/2006	15,815	77,854	-	77,854	-
2/1/2007	407,550	506,051	-	272,489	233,562
2/19/2007	583,110	724,042	-	724,042	-
Total	$1,033,975	1,463,655	-	1,230,093	233,562

On March 27, 2008, the Company adopted the 2008 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of the Company by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility within the Company or certain affiliates of the Company.  Under the Plan, eligible participants may be awarded options to purchase common stock of the Company, restricted shares, restricted share units, share appreciation rights, phantom shares or performance awards. The Board has authority to administer the Plan and has delegated this authority to the Compensation Committee of the Board.  In addition, the Board or the Compensation Committee may delegate duties to the Company’s chief executive officer or other senior officers of the Company, to the extent permitted by law and the Company’s Bylaws.  Employees, officers, directors and consultants of the Company, or of certain affiliates of the Company, are eligible to participate in the Plan.  However, the actual recipients of awards under the Plan are selected by the Board or the Compensation Committee.  The Plan authorizes the granting of awards for up to a maximum of two million (2,000,000) shares of common stock of the Company.  If any award granted under the Plan expires, terminates or is forfeited, surrendered or canceled, without delivery (or, in the case of restricted shares, vesting) of common stock or other consideration, the common stock of the Company that were underlying the award shall again be available under the Plan. There were no awards granted under the plan as of March 31, 2008.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 – INCOME (LOSS) PER SHARE

The computation of the basic and diluted net income per common share for the three months ended March 31, 2008 is based on the weighted average number of common shares outstanding. Fully diluted shares used in the calculation include those shares issuable upon the exercise of warrants and shares related to stock based awards. Common stock equivalents included in diluted earnings per share for the three months ended March 31, 2008 totaled 1,955,358 equivalent shares. Common stock equivalents related to the conversion of notes totaling 1,683,066 shares were excluded from weighted average fully diluted shares for the three months ended March 31, 2008 as their effect would have been anti-dilutive.

For the three months ended March 31, 2007, the shares issuable upon conversion of notes, exercise of warrants and stock based awards have been excluded from the calculation of fully diluted shares as their effect would have been anti-dilutive. Accordingly, basic and fully diluted shares used in the calculation of weighted-average number of common shares outstanding are the same for the three month period ended March 31, 2007. The weighted average of anti-dilutive common share equivalents excluded from the loss per share calculations for the three months ended March 31, 2007 totaled 789,401 equivalent shares.

Shares outstanding in all prior periods presented have been revised to reflect the exchange ratio of the May 9, 2007 Merger (Note 1) in accordance with the terms of the Merger.

NOTE 9 – INCOME TAXES

For the period January 1, 2006 through May 9, 2007 VeruTEK-Delaware was an S-Corporation under Subchapter S of the Internal Revenue Code.  Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income.

Although the Company recorded pre-tax income of $562,064 for the three months ended March 31, 2008, the profit is the result of a non-taxable pre-tax benefit of $1,621,000 related to an adjustment in fair value of the derivative instrument liability (see Note 6). As the Company has not achieved profitable operations excluding this non-taxable item, management has determined that it is more likely than not that the future benefits arising from any losses will not be realized. Therefore, the Company has recorded a valuation allowance for the full amount of its deferred tax assets.

The Company complies with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN 48.  The Company does not expect the amount of unrecognized tax benefits to increase within the next twelve months

NOTE 10 – DUE TO OFFICERS / DIRECTORS

The Company has employment agreements dated May 4, 2007 with Mr. John Collins, President and Chief Executive Officer (Mr. Collins) and Mr. George Hoag, Senior Vice President, Research and Development (Mr. Hoag) (collectively the “Agreements”). In accordance with the terms of their respective employment agreements, Mr. Collins and Mr. Hoag each are owed $300,000 for compensation earned in 2006, payable at a future unspecified date and subject to the approval of convertible note holders under the terms of the Merger. These amounts totaling $600,000 are included in due to officers/directors in the accompanying condensed consolidated balance sheets. Also included in due to officers/directors in the accompanying condensed consolidated balance sheet as of March 31, 2008 is $18,000 in fees payable to the Company’s directors for services rendered during the first quarter of 2008.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The fair value of derivative financial instruments is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the inputs associated with this fair value determination are readily observable and as a result the instrument is classified within Level 2 of the fair-value hierarchy.

The Company’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheets, as of March 31, 2008, were as follows:

	Level 1	Level 2	Level 3	Balance at March 31, 2008
Liabilities:

Derivative financial instruments	$-	$546,000	$-	$546,000

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has concluded there is no impact resulting from the adoption of SFAS 159.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

STOCK INCENTIVE PLAN

On April 10, 2008, the Board of Directors of the Company approved the grant of incentive stock options for 50,000 shares of Company common stock to an officer of the Company and 476,554 shares of Company common stock to certain employees of the Company (the “Employee Options”).  The Employee Options were granted pursuant to the 2008 Stock Incentive Plan.  The Employee Options will vest in equal yearly increments over a five-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2014.  The exercise price per share payable upon the exercise of the Employee Options is $1.25.

On April 10, 2008, the Board of Directors of the Company approved a grant of nonqualified stock options for 319,663, 213,108 and 213,108 shares of Company common stock to Douglas Anderson, Mark Ain and Carlos Naudon, respectively (collectively, the “Non-Employee Director Options”).  In connection with the grant of the Non-Employee Director Options, the Board also adjusted previously disclosed non-employee director compensation for 2008, determining that, effective as of January 1, 2008, the 2008 non-employee director cash compensation will be a monthly retainer of $2,000 and a per meeting fee of $1,000.  Prior to the foregoing adjustment, compensation for 2008 for Mr. Anderson was to have been an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings and in addition, compensation for 2008 for each of Mr. Ain and Mr. Naudon was to have been an aggregate stipend of $60,000 for all services to be rendered as a non-employee director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings.

The Non-Employee Director Options were granted pursuant to the Company’s 2008 Stock Incentive Plan.  The Non-Employee Director Options will vest in approximately equal yearly increments over a three-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2012.  The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.25.

SALE OF EQUITY SECURITIES

On May 12, 2008 and May 15, 2008, the Company closed a privated placement with 41 institutional and accredited investors and 3 of its directors, and closed on the private placement of approximately 2.8 million units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “ Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of approximately $6 million (the “Financing”).  Expected transaction expenses directly related to the Financing are estimated to be approximately $400,000. In addition, the Company issued warrants to purchase approximately 250,000 shares of the Company’s common stock to the Company’s placement agent for the transaction, Needham & Company LLC (the “Needham Warrants”).  Each Investor Warrant has an exercise price of $1.30 per share and each Needham Warrant has an exercise price of $1.10 share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised for cash or by means of a cashless exercise and will expire in five years after the date of issuance.

In connection with the closing of the Financing, the Company entered into a registration rights agreement with the purchasers.  Under the terms of the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission for the resale of the Shares issued in the Financing as well as the shares of the Company’s common stock underlying the warrants issued in the Financing. Failure to file the registration statement within 150 days from the closing of the Financing may result in payment by the Company to each investor of liquidated damages, subject to limitations set forth in the registration rights agreement. These liquidated damages will also be payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the registration rights agreement.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS – CAUTIONARY STATEMENTS

This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the financial position, business strategy and plans of VeruTEK Technologies, Inc.'s (the "Company") and the objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, one-time events and other risks identified elsewhere herein. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its Forms 10-KSBs, 10-Qs, 10-QSBs, 8-Ks and other reports filed with the Commission.

OVERVIEW

On May 9, 2007, a Nevada corporation formerly known as Streamscape Minerals, Inc. (“VeruTEK-Nevada”) entered into and closed a reverse acquisition merger agreement (herein referred to as the “Merger”) with VeruTEK-Delaware, and each of VeruTEK-Delaware's shareholders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, VeruTEK-Nevada acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of VeruTEK-Nevada common stock and issued $1,685,000 in convertible notes and warrants, and in connection with the Merger changed its name to “VeruTEK Technologies, Inc.” (see Note 1 to the Condensed Consolidated Financial Statements included elsewhere herein). The merged company is hereafter referred to as the “Company.

VeruTEK-Delaware was formed to develop and commercialize new technologies in the field of environmental remediation.  VeruTEK-Delaware provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

The Company has a working capital deficiency of approximately $1.7 million as of March 31, 2008 and has an accumulated deficit totaling approximately $9.6 million at March 31, 2008.   As is typical with early stage growth companies, these losses are largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The Company is also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment.  The Company is pursuing other potential sources of funding with other financial institutions and investors of which there is no guarantee that the Company will be successful in obtaining such financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  On May 12, 2008 and May 15, 2008, the Company completed a private placement raising approximately $6 million (before transaction related expenses) in funds from 41 institutional and  accredited investors and 3 directors. Expected transaction expenses directly related to the private placement are estimated to be approximately $400,000.

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation. The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of this date, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and three relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

As shown in the accompanying condensed consolidated financial statements, we have a working capital deficiency of approximately $1.7 million as of the period ended March 31, 2008 and have an accumulated deficit of approximately $9.6 million at March 31, 2008.   The working capital deficiency is largely affected by $0.6 million due to officers and directors and a $0.5 million derivative instrument liability that the Company does not expect to be settled with cash. As is typical with early stage growth companies, these losses are largely a result of business development expenses as well as investment in infrastructure for growing our business and operations.  We are also not in compliance with certain provisions of its term note with its bank which provides the bank with the right to demand repayment or increase the stated interest rate. Should the Company’s bank choose to demand repayment of the term note, all interest and principal would become due and payable immediately. In addition, our revolving credit facility with our bank expired on May 25, 2007 and all amounts owed were repaid.

On May 12, 2008 and May 15, 2008,  the Company closed a privated placement with 41 institutional and accredited investors and 3 of its directors, and closed on the private placement of approximately 2.8 million units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “ Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of approximately $6 million (the “Financing”).  Expected transaction expenses directly related to the Financing are estimated to be approximately $400,000. In addition, the Company issued warrants to purchase approximately 250,000 shares of the Company’s common stock to the Company’s placement agent for the transaction, Needham & Company LLC, (the “Needham Warrants”).  Each Investor Warrant has an exercise price of $1.30 per share and each Needham Warrant has an exercise price of $1.10 per share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised for cash or by means of a cashless exercise and will expire in five years after the date of issuance.

In connection with the closing of the Financing, the Company entered into a registration rights agreement with the purchasers.  Under the terms of the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission for the resale of the Shares issued in the Financing as well as the shares of Common Stock underlying the Warrants issued in the Financing. Failure to file the registration statement within 150 days from the closing of the Financing may result in payment by the Company to each investor of liquidated damages, subject to limitations set forth in the registration rights agreement. These liquidated damages will also be payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the registration rights agreement.

As of March 31, 2008, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and three relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.  Further, the Company has two customers that accounted for 58% of our revenues for the three-month period ended March 31, 2008.  These factors raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or adequate financing we may be required to cease or curtail our operations.  We believe the Financing completed on May 12, 2008 will sustain operations beyond the next 12 months. Additional funding may be required to sustain and grow operations beyond the next 12 months and there is no guarantee that, should such financing be required, the Company would be successful in securing such additional funding. Furthermore, securing full scale remediation projects at acceptable profit margins remains critical to the ensuring the long-term viability of the Company and there is no guarantee that the Company will be successful in securing such projects.

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

Concurrent with the Merger of May 9, 2007, the Company issued $1,685,000 of notes convertible into 1,685,000 shares of common stock, (the “Notes”) and detachable warrants to purchase 842,500 shares of common stock which are exercisable for a 5 year period at an exercise price of $1.20. Gross proceeds from the Merger amounted to $1,685,000 and net proceeds amounted to approximately $1.5 million. Gross proceeds were allocated to the Notes and warrants, respectively. The amount allocated to the Notes was $1,396,767 and resulted in a beneficial conversion discount of $151,650. The beneficial conversion discount will be amortized to interest expense over the term of the Notes. The $288,233 allocated to the warrants was recorded as a discount to the Notes and as a derivative instrument liability as of the Merger date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The $288,233 discount to the Notes will be amortized to interest expense over the life of the Notes. The warrants are subject to mark-to-market adjustment in each period. As a result, for the three months ended March 31, 2008, the Company recorded a pre-tax benefit for derivative instrument income of $1,621,000. The resulting derivative instrument liability was $546,000 at March 31, 2008.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 2.2%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants.

During the first quarter of 2008, $5,500 of the Notes issued on May 9, 2007 were converted to common stock. The Company issued 5,500 shares of common stock in exchange for the Notes.

The Company agreed to effect the registration of the shares to be issued upon the conversion of the 6% Notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Merger.  In the event that the Company failed to file by the required filing deadline or if such registration statement was not declared effective by the required effective deadline, then the Company is required to make cash payments to holders of the Notes equal to 2% of the purchase price for each relevant 30 day period prorated for partial periods.  However, the Company was entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its initial registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

The Company received a notice of effectiveness from the U.S. Securities and Exchange Commission on January 18, 2008 for registration of 3,270,327 shares of the Company’s common stock. This registration did not meet the requirement under the registration rights agreement for the registration statement to be declared effective within 180 days following the May 9, 2007 closing of the Merger. However, the Company did receive consents it believes extended the registration deadline from investors comprising approximately 70% of the issued and outstanding Notes and warrants. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those Notes for which holders did not provide consents extending this deadline.  The Company believes the registration statement at the time of its effectiveness registered all of the shares of the Company common stock then required to be registered pursuant to the terms of the registration rights agreement.

In addition, in the event that sales of shares related to the 6% Notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement (or a new registration statement) with certain timing exceptions, the Company is required to make cash payments to holders of the Notes equal to 2% of the purchase price for each 30 day period prorated for partial periods. The Company does not currently believe it is probable that it will incur these penalties under the registration rights agreement and consequently has not recorded a provision for these penalties.

On May 26, 2006 and August 16, 2006, the Company secured an $82,500 term note (the “Term Note”) from Webster Bank (the “Bank”). The Term Note matures on August 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term Note as of March 31, 2008 was approximately $60,000.

As a result of the issuance of the Notes on May 9, 2007, the Company has been in default of certain provisions of the Term Note. As a result, at the option of the Bank, the stated interest rates for the Term Note could be increased and repayment of the Term Note could be accelerated. Additionally, the Bank could elect to increase the stated interest rate for the Term Note to 13.25%.

Should the Bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. As a result of the Bank having the option to accelerate the Term Note, the amount outstanding under the Term Note has been classified as a current liability. As of the date of this filing, the Company has not received any notice that the Bank has elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and a director of the Company.

Proceeds of $1,685,000 received from the May 2007 Notes have been used for the repayment of a $349,407 revolving loan with the Company’s bank, to fund operations and for the purchase of equipment.  Proceeds from the October 17, 2007 sale of equity securities have been used to fund operations.

The Company has entered into a lease agreement for office and lab facilities commencing August 1, 2007 and continuing for a 5 year term with an option to renew for a further 5 years. The lease agreement requires annual rental payments ranging from $38,000 in year one to $42,000 in year five. In addition, the Company will be responsible for maintenance, taxes, insurance and other costs related to the facility. The Company has incurred $85,070 in leasehold improvement costs as of March 31, 2008 to substantially complete its renovation plan for occupation of the facility.

The Company does not have any off-balance sheet arrangements.

Employment Agreements

On April 10, 2008, the Board of Directors of VeruTEK Technologies, Inc. (the “Company”) approved the grant of incentive stock options for 50,000 shares of Company common stock, par value $.001 per share (the “Common Stock”), to Michael Vagnini, Senior Vice President and Chief Financial Officer of the Company (the “Vagnini Option”).  The Vagnini Option was granted pursuant to the Company’s 2008 Stock Incentive Plan (the “Plan”).  The Vagnini Option will vest in equal yearly increments over a five-year period beginning the first anniversary of the initial grant date and will expire on April 10, 2014.  The exercise price per share payable upon the exercise of the Vagnini Option will be $1.25.

Director Compensation

On April 10, 2008, the Board of Directors of the Company approved a grant of nonqualified stock options (collectively, the “Non-Employee Director Options”) for 319,663, 213,108 and 213,108 shares of Company common stock to Douglas Anderson, Mark Ain and Carlos Naudon (collectively, the “Non-Employee Directors”), respectively.  In connection with the grant of the Non-Employee Director Options, the Board also adjusted previously disclosed non-employee director compensation for 2008, determining that, effective as of January 1, 2008, the 2008 non-employee director cash compensation will be a monthly retainer of $2,000 and a per meeting fee of $1,000.  Previously disclosed compensation for 2008 for Mr. Anderson was to have been an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings. Previously disclosed compensation for 2008 for Mr. Ain and Mr. Naudon would have had each receiving an aggregate stipend of $60,000 for all services to be rendered as a non-employee director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings.

The Non-Employee Director Options were granted pursuant to the Company’s 2008 Stock Incentive Plan.  The Non-Employee Director Options will vest in approximately equal yearly increments over a three-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2012.  The exercise price per share payable upon the exercise of each of the Non-Employee Director Options will be $1.25.

Stipends, fees and the composition of the compensation of the Board are subject to review by the Board from time to time.

Cash Flows Provided By / (Used In) Operations

Net cash used in operations was approximately $0.7 million for the three months ended March 31, 2008. The use of cash was primarily a result of a cash operating loss incurred by the Company. The Company’s net income of approximately $0.6 million from operations included a non cash benefit of $1,621,000 to mark a derivative instrument liability to market. This was partially offset by non cash charges of $19,181 for amortization of debt issue costs, $13,283 for the amortization of debt discounts related to warrants, $34,228 for the amortization of beneficial conversion discounts, $25,015 for employee stock compensation expense, and $18,000 for compensation payable to directors. Cash used in operations was partially offset by a $94,269 increase in accounts payable, a $55,333 increase in customer deposits, and a $45,835 decrease in other current assets. The increase in accounts payable reflected higher expenses incurred in the first quarter for legal and other outside services. The decrease in current assets was largely due to refunds collected on certain insurance policies and the recognition of insurance expenses related to prepaid amounts. An increase in accounts receivable resulted in a $33,219 use of cash for the period.

Net cash used in operations for the three months ended March 31, 2007 was approximately $0.4 million. The use of cash was primarily a result of operating losses incurred by the Company, an increase in accounts receivable, and decreases in accounts payable and accrued payroll and benefits reflecting additional payments made in the first quarter of 2007. The Company’s $1,085,283 net loss from operations included non cash charges of $8,636 for depreciation, $10,372 for amortization of debt issuance costs and $724,195 for employee stock compensation expense.

Cash Flows Provided By / (Used In) Investing and Financing Activities

Net cash used in investing activities for the three months ended March 31, 2008 amounted to $91,711. Expenditures amounted to approximately $60,000 for laboratory equipment, $23,000 for machinery and equipment, $6,000 for office equipment and furniture, and $3,000 for leasehold improvements. Net cash used in investing activities for the three months ended March 31, 2007 of $15,300 was related primarily to expenditures for machinery and equipment.

Cash used in financing activities of $4,861 for the three months ended March 31, 2008 was related to the scheduled repayments of debt. Cash provided by financing activities of $439,002 for the three months ended March 31, 2007 included $510,000 in proceeds received from the Bridge Loan, partially offset by $65,000 in payments for debt issuance costs related to the Bridge Loan, and $4,668 in scheduled repayments of debt.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2008 VERSUS THE THREE MONTHS ENDED MARCH 31, 2007

Net revenues for the three months ended March 31, 2008 were $158,418 as compared to $277,156 for the three months ended March 31, 2007. Revenues for the first quarter of 2008 were primarily derived from consulting services related to the evaluation of environmental contamination risks at various sites for various clients, treatability studies intended to evaluate the effectiveness of the Company’s remediation technology, know-how and processes in addressing specific contamination issues at specific client sites and the implementation of projects to remedy environmental issues at contaminated sites. In the first quarter of 2007, the Company generated revenues related consulting services and treatability studies, but not for the implementation of remediation projects. Revenues for the first quarter of 2008 from consulting services and treatability studies were $88,658 and $69,390 less than 2007, respectively. This was partially offset by $39,310 in higher revenues from implementation of projects.

The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of March 31, 2008, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and three relatively small commitments for full scale remediation projects. Securing full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company. Management cannot provide any guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects with acceptable profit margins.

For the first quarter of 2008, approximately 23% of the Company’s revenue was derived from full scale remediation projects, 52% from consulting services related to the evaluation of environmental contamination at various sites, and 25% from treatability and pilot studies intended to evaluate the effectiveness of the Company’s remediation technology, know-how and processes in addressing specific contamination issues at specific client sites. For the first quarter of 2007, approximately 62% of revenues were generated from consulting services and 38% were generated from treatability studies.

Costs of revenues for the first quarter of 2008 of $377,274 were $94,141 greater than the prior year. Fixed and other overhead costs were $30,297 higher than the prior year. In addition, the Company recorded a provision for estimated losses on projects totaling $69,774. Provisions for estimated losses on fixed price contracts are based on expected revenues that exclude any performance based fees that may be earned as described in the Company’s revenue recognition policy. Revenues from performance based fees are recognized in the period in which the project-specific criteria is achieved and client acceptance is obtained. These higher costs were partially offset by $6,047 in lower direct third party costs incurred in supporting projects.

Selling, general and administrative expenses of $625,402 for the first quarter of 2008 were $378,837 lower than the prior year. The decrease was primarily due to $696,590 in lower stock based compensation in 2008. This was primarily offset in part by an increase of $214,594 for legal, audit and professional fees, an increase of $32,691 in salaries and benefits, a $20,320 increase for facilities rent and services, an $18,638 increase for sales and marketing staff, and an $18,000 increase for board of directors fees.

First quarter 2008 research and development expense of $121,254 increased by $78,363 versus the first quarter of 2007. The increase was due to additional research and development activities related to new technology opportunities.

Derivative instrument income of $1,621,000 for the first quarter of 2008 reflects a non-cash mark-to-market benefit for the derivative instrument liability related to warrants issued in conjunction with the May 9, 2007 Notes.

Interest expense of $93,424 for the first quarter of 2008 was $61,248 higher than the prior year.  The increase primarily resulted from $91,046 in interest expense related to May 9, 2007 Notes, partially offset by a reduction in interest expense of $19,974 for the Bridge Loan and a reduction of $8,528 related to the Company’s former revolving credit facility. Interest expense of $91,046 for the May 9, 2007 Notes includes non-cash  amortization of $13,283 for debt issuance costs, $18,009 for a beneficial conversion discount and $34,228 for a discount related to warrants issued in conjunction with the Notes.

The Company did not recognize any benefit or expense for income taxes for the first quarter of 2008 or 2007. For the first quarter of 2007, the Company had elected to be treated as an S corporation under relevant sections of federal and state income tax laws and, accordingly, was not subject to federal or state income tax. Concurrent with the May 9, 2007 Merger, the Company’s tax status changed from an S corporation to a C corporation under sections of the federal and state income tax laws. However, at March 31, 2008, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax expense or benefit for the period ended March 31, 2008.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X require management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis or Plan of Operation and the Accounting Policies Note in the Company’s 2007 financial statements for the fiscal year ended December 31, 2007 (as filed on March 26, 2008 with the Company’s Form 10-KSB) describe the critical accounting estimates and accounting policies used in preparation of the financial statements.  Actual results in these areas could differ from management’s estimates.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

As required by Rule 15d-15 under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of any changes in our internal control over financial reporting that occurred during our first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that there was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2008, The Company issued 5,500 shares of common stock upon the conversion of $5,500 of convertible notes issued on May 9, 2007 by the holder thereof.  No additional consideration was paid by the note holder in connection with the issuance of such shares of common stock, and such shares were issued pursuant to the exemption from registration provided under Rule 506 promulgated by the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

At December 31, 2006, the Company had a $350,000 revolving credit facility (the “Facility”) and a term note (the “Term Note”) with an original principal amount of $82,500 with Webster Bank (the “Bank”). The Facility was available through May 27, 2007. The $349,407 due and payable on the Facility was re-paid and the Facility was terminated as of May 27, 2007. The Term Note was secured on September 16, 2006 and matures on September 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term Note as of March 31, 2008 was $60,037.

As a result of the Company entering into the Bridge Loan financing arrangement on January 4, 2007, and the subsequent issuance of convertible notes on May 9, 2007, the Company has been in default of certain provisions of the Term Note.  As a result, at the option of the Bank, the stated interest rates for the Term Note could be increased and repayment of the Term Note could be accelerated. Additionally, the Bank could elect to increase the stated interest rate for the Term Note to 13.25%. Should the Bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. As a result of the Bank having the option to accelerate the Term Note, amounts outstanding at March 31, 2008 have been classified as a current liability. As of the date of this filing, the Company has not received any notice that the Bank has elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and a director of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Exchange (4)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (3)
3.3	Bylaws (2)
4.1	Securities Purchase Agreement (4)
4.2	Form of Secured Convertible Note (4)
4.3	Form of Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
4.5	Form of Security Agreement (5)
10.1	Agreement dated as of February 22, 2008 between VeruTEK Technologies, Inc. and Keyspan Corporate Services LLC (6)
31.1	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 16, 2005.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 28, 2007.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2007.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 14, 2007.

(5)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 20, 2007.

(6)	Incorporated by reference to the Company’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission on March 26, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 15, 2008

VeruTEK Technologies, Inc.

/s/ John Collins
John Collins, President and Chief Executive Officer

/s/ Michael Vagnini
Michael Vagnini, Chief Financial Officer

Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Exchange (4)
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to the Articles of Incorporation (3)
3.3	Bylaws (2)
4.1	Securities Purchase Agreement (4)
4.2	Form of Secured Convertible Note (4)
4.3	Form of Common Stock Purchase Warrant (4)
4.4	Form of Registration Rights Agreement (4)
4.5	Form of Security Agreement (5)
10.1	Agreement dated as of February 22, 2008 between VeruTEK Technologies, Inc. and Keyspan Corporate Services LLC (6)
31.1	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on December 16, 2005.

(2)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 28, 2007.

(3)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2007.

(4)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 14, 2007.

(5)	Incorporated by reference to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on July 20, 2007.

(6)	Incorporated by reference to the Company’s Form 10-KSB Annual Report filed with the Securities and Exchange Commission on March 26, 2008.