Form 10-Q
period 2008-06-30
VeruTEK Technologies, Inc.
filed 2008-08-11
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

As of August 5, 2008, 27,029,278 shares of the Company’s $0.001 per share par value common stock were outstanding.

VeruTEK Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

VeruTEK Technologies, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,400,722	$1,182,875
Accounts receivable	148,819	126,043
Other current assets	134,297	60,590
Total current assets	5,683,838	1,369,508

Property and equipment, net	655,021	321,756
Other assets, net	57,909	85,583

Total assets	$6,396,768	$1,776,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Convertible notes - current, net	$1,454,975	$-
Long-term debt - current	61,193	68,504
Accounts payable	595,852	206,730
Accrued payroll and benefits	262,971	198,500
Due to officers / directors	600,000	600,000
Derivative instrument liability	239,000	2,167,000
Customer deposits	148,923	87,500
Other current liabilities	491,315	272,457
Total current liabilities	3,854,229	3,600,691

Convertible notes, less current portion, net	-	1,366,140
Long-term debt, less current portion	15,846	18,365
Total liabilities	3,870,075	4,985,196

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares
authorized, 27,019,278 issued and outstanding as of
June 30, 2008; 21,305,374 issued and outstanding
as of December 31, 2007	27,019	21,305
Additional paid-in capital	12,783,203	6,884,527
Accumulated deficit	(10,283,529)	(10,114,181)
Total stockholders' equity (deficiency)	2,526,693	(3,208,349)

Total liabilities and stockholders' equity (deficiency)	$6,396,768	$1,776,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the six month and three month periods ended June 30, 2008 and 2007

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007

Net revenues	$264,469	$461,577	$106,051	$184,421

Costs, expenses and other income:
Cost of revenues	758,648	571,798	381,374	288,665
Selling, general and administrative	1,221,016	1,370,488	595,614	366,249
Research and development	208,391	74,840	87,137	31,949
Non-operating expenses (income):
Interest expense	189,717	509,721	96,293	477,545
Derivative instrument (income)
expense	(1,928,000)	1,711,767	(307,000)	1,711,767
Interest income	(15,955)	-	(15,955)	-
Total costs, expenses and other
income	433,817	4,238,614	837,463	2,876,175

Loss before income taxes	(169,348)	(3,777,037)	(731,412)	(2,691,754)

Income tax provision	-	-	-	-

Net loss	$(169,348)	$(3,777,037)	$(731,412)	$(2,691,754)

Weighted average common shares outstanding:
Basic and diluted	22,605,797	17,137,997	24,167,792	18,572,474

Net loss per share
Basic and diluted	$(0.01)	$(0.22)	$(0.03)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the six months ended June 30, 2008 (Unaudited)

	Common Stock
	Shares Issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2008	21,305,374	$21,305	$6,884,527	$(10,114,181)	$(3,208,349)

Stock based compensation (Note 6)	-	-	114,455	-	114,455

Conversion of convertible notes to common
stock (Note 5)	20,000	20	19,980	-	20,000

Issuance of common stock and warrants in
connection with private placement, net of
issuance costs of $493,359 (Note 6)	5,693,904	5,694	5,764,241	-	5,769,935

Net loss	-	-	-	(169,348)	(169,348)

Balance, June 30, 2008	27,019,278	$27,019	$12,783,203	$(10,283,529)	$2,526,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six month periods ended June 30, 2008 and 2007

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,348)	$(3,777,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,031	17,444
Amortization – debt issuance costs	27,674	72,905
Amortization of debt discounts – warrants	71,314	20,552
Amortization of beneficial conversion discount	37,521	211,127
Non-cash interest expense on warrant issuance	-	148,567
Non-cash interest expense on bridge loan	-	20,833
Derivative instrument (income) expense	(1,928,000)	1,711,767
Stock based compensation expense	114,455	792,554
Changes in operating assets and liabilities, net:
Accounts receivable	(22,776)	3,428
Other current assets	20,238	(23,654)
Accounts payable	298,047	(38,273)
Accrued payroll and benefits	64,471	(17,893)
Customer deposits	61,423	-
Other current liabilities	(680)	85,472
Net cash used in operating activities	(1,384,630)	(772,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(283,221)	(52,769)
Net cash used in investing activities	(283,221)	(52,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	6,263,294	-
Proceeds from convertible notes	-	1,685,000
Proceeds from long-term debt - bridge loan	-	510,000
Repayment of revolving loan	-	(349,407)
Payments directly related to private placement issuance costs	(367,766)	-
Payments directly related to recapitalization	-	(108,568)
Payments for debt issuance costs	-	(140,000)
Repayments of long-term debt	(9,830)	(9,212)
Net cash provided by financing activities	5,885,698	1,587,813

NET INCREASE IN CASH	4,217,847	762,836
CASH, beginning of period	1,182,875	68,519
CASH, end of period	$5,400,722	$831,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the six month periods ended June 30, 2008 and 2007

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$55,939	$12,202
Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes	20,000	-
Amounts payable for property and equipment – included in accounts payable	91,075	-
Accrued costs directly related to private placement transactions – included in
oher current liabilities	125,593	53,150
Common stock issued upon conversion of bridge loan and accrued interest	-	620,833
Beneficial conversion discount – convertible notes	-	151,650
Discount on bridge loan	-	148,567
Common stock issued to advisors - recapitalization	-	36,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of VeruTEK Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature, except as disclosed in the accompanying notes to condensed consolidated financial statements.  Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

BASIS OF PRESENTATION

VeruTEK Technologies, Inc. (the “Company”) was formed to develop and commercialize new technologies in the field of environmental remediation. The Company provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

The accompanying condensed consolidated financial statements reflect the consolidated accounts of VeruTEK Technologies, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

It is the Company’s normal and customary business practice to enter into service agreements that, once approved by authorized representatives of the Company and its customer, are considered to be binding. In the absence of an approved service agreement, or approved change order, the Company recognizes revenue only when persuasive evidence of an arrangement exists

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

The Company bears the risk of cost overruns and inflation with respect to its fixed price contracts, including those for full scale remediation.  If circumstances indicate a loss on a fixed price contract, a provision is made at that time for the entire loss.  Revenues related to such fixed price contracts comprised approximately 61% of the Company’s total revenues for the six months ended June 30, 2008 and approximately 36% for the six months ended June 30, 2007.  At June 30, 2008, the Company had $148,923 of deferred revenue in the form of customer deposits received that relate to future services to be provided by the Company. This deferred revenue has been recorded in current liabilities in the condensed consolidated balance sheet as of June 30, 2008. The deferred revenue will be recognized upon completion of the services at a future date. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue. Deferred costs at June 30, 2008 amounted to $8,551 and are included in other current assets in the condensed consolidated balance sheets.

DERIVATIVE INSTRUMENT LIABILITY

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2008, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument income of $1,928,000 and $307,000 for the six-month and three-month periods ended June 30, 2008, respectively, reflect a non-cash mark-to-market benefit for the derivative instrument liability resulting from warrants issued in conjunction with convertible notes (see Note 5).

STOCK BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) to all share based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders’ requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants shares of common stock and stock options for a fixed number of shares of common stock to its employees and directors. Stock options are granted with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the expected annual dividend yield.

The Company accounts for common stock awards granted to employees and directors based on the fair value of the common shares issued. Due to the absence of available arms-length transactions with unrelated parties for the period prior to the Company going public, the Company utilized a discounted cash flow method to determine the fair value of common stock shares as of the date such shares were granted. Appropriate discount rates were utilized reflecting venture capital discount rates in the start-up or early development stages. The Company utilized a start-up venture capital discount rate of 70% for the period up to and including September 30, 2006. Subsequent to September 30, 2006 and up to the date on which the Company went public, the Company adjusted its discount rate to 50%, reflecting the successful completion of a pilot remediation project at a client location, thereby substantiating the effectiveness of the Company’s technology and “know-how.” Subsequent to the Company going public, the fair value of the Company’s common stock is determined by using the adjusted close price from an active market.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION (Continued)

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company recognizes stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company’s estimate of annual forfeiture rates was approximately 3%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.\

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its condensed consolidated financial statements.

There are no other accounting pronouncements not yet adopted that are expected to impact the Company’s financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 –	GOING CONCERN / MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company has accumulated deficit of approximately $10.3 million at June 30, 2008.   As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The possible continuation of net losses and the accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  During May 2008 the Company completed a private placement raising approximately $6.2 million (before transaction related expenses) in funds from 41 institutional and accredited investors and 3 directors. Expected transaction expenses directly related to the private placement are estimated to be approximately $500,000 (see Note 6).  The successful completion of the May 2008 private placement resulted in a positive net working capital balance as of June 30, 2008 of approximately $1.8 million. The positive working capital balance, which includes approximately $5.4 million in cash and cash equivalents, will be utilized to support future operations. The Company estimates current funding will sustain its operations beyond the twelve-month period ending June 30, 2009.

NOTE 3 –	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. The Company controls this risk by minimizing cash held at financial institutions and by selecting high quality financial institutions to hold such cash deposits. Investments of excess cash are maintained in high quality money market funds invested in U.S. government securities. The Company controls credit risk associated with trade receivables through credit approvals, customer limits and monitoring procedures. For the six months ended June 30, 2008, the Company had two customers that accounted for approximately 64% of its revenues and the remaining customers each accounted for less than 10% of the Company’s revenues for the period. For the six months ended June 30, 2007, the Company had two customers that accounted for approximately 86% of its revenues. The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of June 30, 2008.

NOTE 4 –	BANK DEFAULT ON DEBT

The Company is not in compliance with certain provisions of its Term Note and thus is in default. As a result, the stated interest rates for the Term Note may be increased and repayment of the Term Note may be subject to acceleration. Accordingly, the Company’s bank could elect to increase the stated interest rate for the Term Note to 13.25%. Should the Company’s bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. The Term Note has been classified as a current liability as of June 30, 2008 and December 31, 2007. As of the date of this filing, the Company has not received any notice that the bank has elected to increase the interest rate or accelerate the repayment of the Term Note.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 –	CONVERTIBLE NOTES

On May 9, 2007, the Company issued $1,685,000 of convertible notes (the “Notes”) and related warrants. The Notes carry a stated interest rate of 6%, mature two years from the date of issuance, and, at the option of the holders, are convertible under certain conditions into common stock of the Company at a conversion price of $1.00 per share. The warrants entitle the holder to purchase the number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Notes are convertible. The warrants have a 5 year life and have an exercise price of $1.20 per share. The holders of the Notes have been granted a security interest in substantially all of the assets of the Company. The Notes contain covenants that limit the ability of the Company to enter into certain transactions and to further encumber the Company’s assets. The covenants include restrictions on incurring additional indebtedness, payment of dividends, distributions of capital stock, repurchases of capital stock and payments to officers or directors other than reasonable compensation and reimbursements. Net proceeds from the Notes amounted to approximately $1.5 million. Debt issuance costs attributed to the Notes of $111,850 are being amortized to interest expense over the term of the Notes. The debt issue costs consisted of cash payments totaling $75,000 and shares of common stock issued to advisors that were valued at $36,850.

For the six months ended June 30, 2008, the Company recorded interest expense of $27,674 related to the amortization of debt issuance costs, including an acceleration of amortization of the debt issuance costs related to the $20,000 of Notes converted during the first six months of 2008. Unamortized debt issuance costs as of June 30, 2008 amounted to $53,403 and are included in other assets, net on the condensed consolidated balance sheets.

The Notes contain a beneficial conversion discount of $151,650 because the value allocated to the Notes is less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the Notes and warrants have been valued with proceeds allocated on a relative basis. The Company allocated $1,396,767 to the Notes and $288,233 to the warrants (see below). The discounts are being amortized to interest expense over the life of the convertible notes. For the six months ended June 30, 2008, the Company recorded interest expense of $71,314 related to the warrants, and interest expense of $37,521 related to the beneficial conversion discount. Interest expense related to the warrants and beneficial conversion discount for the six months ended June 30, 2008 included an acceleration of the amortization related to the $20,000 of Notes converted into common stock during the first six months of 2008.

The $288,233 in proceeds allocated to the warrants was classified as a liability as of the issuance date in accordance with EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). The warrants may require cash settlement at fair value in the event of certain circumstances, including certain mergers or consolidations, sale of substantially all of the assets of the Company, sale of more than 50% of the outstanding common shares of the Company, or certain other stock purchase or business combinations. Accordingly, the warrants have been accounted for as a derivative instrument liability which is subject to mark-to-market adjustment. The derivative instrument liability was $239,000 at June 30, 2008. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 3.2%, volatility of 64% and an expected life equal to the May 9, 2012 contractual life of the warrants. No dividend yield was assumed because the Company has never paid a cash dividend. The volatility for the current period was developed using a blend of the Company’s historical volatility and historical volatilities of selected comparable companies. A blended volatility was used because the Company is a newly public company and there is limited historical data available on the publicly traded market prices of the Company’s common stock. For the six months ended June 30, 2008, the Company recorded a pre-tax benefit for derivative instrument income of $1,928,000.

During the first six months of 2008, $20,000 of the Notes were converted to common stock. The Company issued 20,000 shares of common stock in exchange for the Notes. Accordingly, as of June 30, 2008, convertible notes of $1,665,000 are reflected on the condensed consolidated balance sheets net of the unamortized portion ($137,618) of the $288,233 discount on the convertible debt relating to the warrants and net of the unamortized portion ($72,407) of the beneficial conversion discount of $151,650. Because the Notes mature on May 9, 2009, they have been classified as a current liability in the June 30, 2008 condensed consolidated balance sheet.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 –	STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENT

During May 2008, the Company closed a private placement with 41 institutional and accredited investors and 3 of its directors. This private placement consisted of the sale of 2,846,952 investment units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “ Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of $6,263,294 (the “Financing”).  Estimated transaction expenses directly related to the Financing were $493,359. In addition, the Company issued warrants to purchase 253,816 shares of the Company’s common stock to the Company’s placement agent for the transaction (the “Agent Warrants”).  Each Investor Warrant has an exercise price of $1.30 per share and each Agent Warrant has an exercise price of $1.10 share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised for cash or by means of a cashless exercise and will expire five years after the date of issuance.

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

WARRANTS

A summary of warrant activity is as follows.

	Warrants	Exercise Price per Warrant	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at
January 1, 2008	4,365,219	$-	$1.67	4.6
Issued:
May 2008 to investors in conjunction
with the private placement	2,846,952	$1.30	$1.30	4.9
May 2008 to the agent for the
private placement	253,816	$1.10	$1.10	4.9
Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Outstanding at
June 30, 2008	7,465,987		$1.51	4.4

There were no warrants exercised or expired during the period from January 1, 2008 to June 30, 2008.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 –	STOCKHOLDERS’ EQUITY (Continued)

STOCK BASED COMPENSATION

During 2006 and 2007, the Company granted certain key employees and advisors shares of common stock as part of the Company’s offer of employment. The purpose was to enable the Company to retain and motivate such employees. The grants are recognized ratably as compensation expense over the requisite service periods based on the fair value of the grants as of the grant dates. Because grant dates were prior to the Company going public, fair value of shares at the grant date was determined using a discounted cash flow model. Common shares totaling 233,562 will vest at various times through February of 2010.

Shares granted as compensation are as follows:

Grant Date	Fair Value at Grant Date	Shares Granted as of June 30, 2008	Shares Issued during the period from January 1, 2008 through June 30, 2008	Vested Shares as of June 30, 2008	Unvested Shares as of June 30, 2008

2/13/2006	$12,700	77,854	-	77,854	-
4/17/2006	14,800	77,854	-	77,854	-
6/1/2006	15,815	77,854	-	77,854	-
2/1/2007	407,550	506,051	-	272,489	233,562
2/19/2007	583,110	724,042	-	724,042	-
Total	$1,033,975	1,463,655	-	1,230,093	233,562

On March 27, 2008, the Board of Directors approved the adoption of the 2008 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of the Company by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility within the Company or certain affiliates of the Company.  Under the Plan, eligible participants may be awarded options to purchase common stock of the Company, restricted shares, restricted share units, share appreciation rights, phantom shares or performance awards. The Board has authority to administer the Plan and has delegated this authority to the Compensation Committee of the Board.  In addition, the Board or the Compensation Committee may delegate duties to the Company’s chief executive officer or other senior officers of the Company, to the extent permitted by law and the Company’s Bylaws.  Employees, officers, directors and consultants of the Company, or of certain affiliates of the Company, are eligible to participate in the Plan.  However, the actual recipients of awards under the Plan are selected by the Board or the Compensation Committee.  The Plan authorizes the granting of awards for up to a maximum of two million (2,000,000) shares of common stock of the Company.  If any award granted under the Plan expires, terminates or is forfeited, surrendered or canceled, without delivery (or, in the case of restricted shares, vesting) of common stock or other consideration, the common stock of the Company that were underlying the award shall again be available under the Plan.

On April 10, 2008, the Board of Directors of the Company granted incentive stock options for 50,000 shares of Company common stock to an officer of the Company and for 476,554 shares of Company common stock to certain employees of the Company (collectively the “Employee Options”).  The Employee Options were granted pursuant to the 2008 Stock Incentive Plan.  The Employee Options will vest in equal yearly increments over a five-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2014.  The exercise price per share payable upon the exercise of the Employee Options is $1.25 which is equal to the fair market value as of April 10, 2008 of the Company’s common stock as determined by the April 10, 2008 closing price of the Company’s common stock.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 –	STOCKHOLDERS’ EQUITY (Continued)

STOCK BASED COMPENSATION (Continued)

On April 10, 2008, the Board of Directors of the Company granted 745,879 nonqualified stock options to certain non-employee directors of the Company (collectively, the “Non-Employee Director Options”).  The Non-Employee Director Options were granted pursuant to the Company’s 2008 Stock Incentive Plan.  The Non-Employee Director Options will vest in approximately equal yearly increments over a three-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2012.  The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.25 which is equal to the fair market value as of April 10, 2008 of the Company’s common stock as determined by the April 10, 2008 closing price of the Company’s common stock.

Share information related to options granted under the 2008 Stock Incentive Plan is as follows:

	Employee Options	Weighted Average Exercise Price	Non-Employee Director Options	Weighted Average Exercise Price	Total 2008 Stock Incentive Plan	Weighted Average Exercise Price

Outstanding at January 1, 2008	-	$-	-	$-	-	$-

Granted	526,554	1.25	745,879	1.25	1,272,433	1.25
Forfeited	(156,554)	1.25	-	-	(156,554)	1.25
Exercised	-	-	-	-	-	-

utstanding at June 30, 2008	370,000	1.25	745,879	1.25	1,115,879	1.25

Available for future grant					884,121

Average remaining term (in
Years)	5.8		3.8		4.4

Exercisable at June 30, 2008	-		-		-

Intrinsic Value:
Outstanding	$-		$-		$-
Exercisable	$-		$-		$-

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 –	STOCKHOLDERS’ EQUITY (Continued)

STOCK BASED COMPENSATION (Continued)

The following table summarizes the status of the Company’s non-vested stock options.

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value per Share

Non-vested at January 1, 2008	-	$-

Granted	1,272,433	0.52
Vested	-	-
Forfeited	(156,554)	0.58

Non-vested at June 30, 2008	1,115,879	0.51

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The following table summarizes the assumptions used to compute the weighted average fair value of stock options granted in 2008.

		Non-Employee
	Employee Options	Director Options
Weighted average volatility	54%	55%
Risk free interest rate	.5%	2.0%
Expected holding period	4.5 years	3.0 years
Dividend yield	-	-

No dividend yield was assumed because the Company has never paid a cash dividend. The volatility for the current period was developed using a blend of the Company’s historical volatility and historical volatilities of selected comparable companies. A blended volatility was used because the Company is a newly public company and there is limited historical data available on the publicly traded market prices of the Company’s common stock. The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the stock options on the grant date. The expected holding period was developed based on the mid-point between the vesting date and the expiration date of each respective grant as permitted under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, “Share-Based Payment.” This method of determining the expected holding period was utilized because the Company does not have sufficient historical experience from which to estimate the period.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 –	STOCKHOLDERS’ EQUITY (Continued)

STOCK BASED COMPENSATION (Continued)

The following table summarizes the components and classification of stock-based compensation expense included in the statement of operations.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007

Shares granted as compensation	$44,531	$792,554	$19,516	$68,359
Stock options granted pursuant to
the 2008 Stock Incentive Plan	69,924	-	69,924	-

Total stock-based compensation	$114,455	$792,554	$89,440	$68,359

Cost of revenue	$17,812	$3,949	$17,812	$1,358
Selling, general and administration	96,643	788,605	71,628	67,001

Total stock-based compensation	$114,455	$792,554	$89,440	$68,359

As of June 30, 2008, additional compensation expense of $77,647 related to the unvested portion of shares granted as compensation will be recognized over the remaining requisite future service period ending February, 2010.

Additional compensation expense (net of estimated forfeitures) related to the unvested portion of stock options granted pursuant to the 2008 Stock Incentive Plan totaled $513,645 as of June 30, 2008. Unvested compensation expense related to stock options granted pursuant to the 2008 Stock Incentive Plan is expected to be recognized over a remaining weighted average period of 2.2 years.

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits arising from any stock based compensation will not be realized and has accordingly recorded a valuation allowance for the full amount of any resulting deferred tax assets.

NOTE 7 –	INCOME (LOSS) PER SHARE

The computation of the basic and diluted net income per common share for the six and three month periods ended June 30, 2008 is based on the weighted average number of common shares outstanding. The shares issuable under the conversion of notes, or exercise of warrants or options, have been excluded from the calculation of diluted shares as their effect would be anti-dilutive. Accordingly, basic and fully diluted shares used in the calculation of weighted average number of common shares outstanding are equal for all periods presented. The weighted average of anti-dilutive common share equivalents excluded from the loss per share calculation for the 6 months ended June 30, 2008 and 2007 was 3,341,514 and 1,271,153, respectively.  The weighted average of anti-dilutive common share equivalents excluded from the loss per share calculation for the 3 months ended June 30, 2008 and 2007 was 2,465,693 and 544,740, respectively.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 –	INCOME TAXES

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits arising from any losses will not be realized. Therefore, the Company has recorded a valuation allowance for the full amount of its deferred tax assets.

The Company complies with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN 48.  The Company does not expect the amount of unrecognized tax benefits to increase within the next twelve months.

NOTE 9 –	FAIR VALUE MEASUREMENTS

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

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 –	FAIR VALUE MEASUREMENTS (Continued)

The Company’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheets, as of June 30, 2008, were as follows:

	Level 1	Level 2	Level 3	Balance at June 30, 2008
Liabilities:
Derivative financial instruments	$-	$239,000	$-	$239,000

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

Item 1a.   Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

FORWARD LOOKING STATEMENTS – CAUTIONARY STATEMENTS

This quarterly report on Form 10-Q filed by VeruTEK Technologies, Inc. (the “Company”), including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the condensed  consolidated financial statements and notes to condensed consolidated financial statements that we have included elsewhere in this report. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “intends,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from the plans, intentions or expectations disclosed in the forward-looking statements that the Company makes. The Company has included important factors in its Annual Report on Form 10-KSB under the heading “Risk Factors” that could cause actual results to differ materially from the forward-looking statements that the Company makes. The Company is not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

VeruTEK Technologies, Inc. (the “Company”) was formed to develop and commercialize new technologies in the field of environmental remediation. The Company provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

The accompanying condensed consolidated financial statements reflect the consolidated accounts of VeruTEK Technologies, Inc. and its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company has accumulated deficit of approximately $10.3 million at June 30, 2008.   As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The possible continuation of net losses and the accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  During May 2008 the Company completed a private placement raising approximately $6.2 million (before transaction related expenses) in funds from 41 institutional and accredited investors and 3 directors. Expected transaction expenses directly related to the private placement are estimated to be approximately $500,000 (see Note 6).  The successful completion of the May 2008 private placement resulted in a positive net working capital balance as of June 30, 2008 of approximately $1.8 million. The positive working capital balance, which includes approximately $5.4 million in cash and cash equivalents, will be utilized to support future operations. The Company estimates current funding will sustain its operations beyond the twelve-month period ending June 30, 2009.

Revenues

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation. The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in customizing remedies to address environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of this date, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and four relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.

On March 3, 2008, the Company and Keyspan entered into an agreement (the “Agreement”), pursuant to which the Company agreed to provide Keyspan with professional services for the purpose of implementing the Company’s Surfactant Enhanced In-Situ Chemical Oxidation (S-ISCO) remedial measures at Operable Unit number 4 (“OU-4”) Cesspool area of the Bay Shore former manufactured gas plant (MGP) site in Bay Shore, New York.  The Company’s services will be performed in accordance with the New York State Department of Environmental Conservation approved Bay Shore/Brightwaters Former MGP Site OU-4, Former Cesspool, S-ISCO Work Plan, dated February 19, 2008.  The Company’s work under this Agreement will focus on the Company’s implementation of S-ISCO at the former OU-4 cesspool area to remediate the MGP-related impacts.  The Agreement contains customary terms and conditions as applied to independent contractors of professional services, including, but not limited to, warranties by the Company regarding the performance of its services in a workmanlike and professional manner, covenants regarding the Company’s compliance with applicable law, indemnification of Keyspan by the Company with respect to, among other things, materials, goods, work and services provided by the Company pursuant to the Agreement, and non-disclosure obligations under the Agreement.  The term of the Agreement will remain in effect until December 31, 2009, unless extended or earlier terminated pursuant to the Agreement’s terms.  The Agreement may be terminated in connection with certain specified events of default, including, but not limited to, any failure by the Company to perform any material covenant for period of thirty (30) days after notice of such failure and any breach by the Company of its non-disclosure obligations under the Agreement.  Keyspan may also terminate the Agreement for convenience upon ten (10) days prior written notice.

LIQUIDITY AND CAPITAL RESOURCES

Financing

During May 2008, the Company closed a private placement with 41 institutional and accredited investors and 3 of its directors. This private placement consisted of a sale of 2,846,952 units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “ Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of approximately $6.2 million (the “Financing”).  Expected transaction expenses directly related to the Financing were $493,359. In addition, the Company issued warrants to purchase 253,816 shares of the Company’s common stock to the Company’s placement agent for the transaction, Needham & Company LLC (the “Needham Warrants”).  Each Investor Warrant has an exercise price of $1.30 per share and each Needham Warrant has an exercise price of $1.10 share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised for cash or by means of a cashless exercise and will expire in five years after the date of issuance.

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

On May 9, 2007, the Company issued $1,685,000 of notes convertible into 1,685,000 shares of common stock, (the “Notes”) and detachable warrants to purchase 842,500 shares of common stock which are exercisable for a 5 year period at an exercise price of $1.20. Gross proceeds amounted to $1,685,000 and net proceeds amounted to approximately $1.5 million. Gross proceeds were allocated to the Notes and warrants, respectively. The amount allocated to the Notes was $1,396,767 and resulted in a beneficial conversion discount of $151,650. The beneficial conversion discount will be amortized to interest expense over the term of the Notes. The $288,233 allocated to the warrants was recorded as a discount to the Notes and as a derivative instrument liability as of the issue date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The $288,233 discount to the Notes will be amortized to interest expense over the life of the Notes. The warrants are subject to mark-to-market adjustment in each period. As a result, for the six months ended June 30, 2008, the Company recorded a pre-tax benefit for derivative instrument income of $1,928,000. The resulting derivative instrument liability was $239,000 at June 30, 2008.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 3.2%, volatility of 64% and an expected life equal to the May 9, 2012 contractual life of the warrants. The Notes mature on May 9, 2009, and accordingly have been classified as a current liability in the June 30, 2008 condensed consolidated balance sheet.

During the first six months of 2008, $20,000 of the Notes issued on May 9, 2007 was converted to common stock. The Company issued 20,000 shares of common stock in exchange for the Notes.

The Company agreed to effect the registration of the shares to be issued upon the conversion of the 6% Notes and warrants under the Securities Act of 1933 pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing for the Notes.  In the event that the Company failed to file by the required filing deadline or if such registration statement was not declared effective by the required effective deadline, then the Company is required to make cash payments to holders of the Notes equal to 2% of the purchase price for each relevant 30 day period prorated for partial periods.  However, the Company was entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its initial registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

The Company received a notice of effectiveness from the U.S. Securities and Exchange Commission on January 18, 2008 for registration of 3,270,327 shares of the Company’s common stock. This registration did not meet the requirement under the registration rights agreement for the registration statement to be declared effective within 180 days following the May 9, 2007 closing for Notes. However, the Company did receive consents extending the registration deadline from investors comprising approximately 70% of the issued and outstanding Notes and warrants. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those Notes for which holders did not provide consents extending this deadline.  The Company believes the registration statement at the time of its effectiveness registered all of the shares of the Company common stock then required to be registered pursuant to the terms of the registration rights agreement.

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

On May 26, 2006 and August 16, 2006, the Company secured an $82,500 term note (the “Term Note”) from Webster Bank (the “Bank”). The Term Note matures on August 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term Note as of June 30, 2008 was $56,242.

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

Commitments

The Company has entered into a lease agreement for office and lab facilities commencing August 1, 2007 and continuing for a 5 year term with an option to renew for a further 5 years. The lease agreement requires annual rental payments ranging from $38,000 in year one to $42,000 in year five. In addition, the Company will be responsible for maintenance, taxes, insurance and other costs related to the facility. The Company has incurred $85,070 in leasehold improvement costs as of June 30, 2008 to substantially complete its renovation plan for its initial occupation of the facility.

The Company does not have any off-balance sheet arrangements.

Officer Compensation

On April 10, 2008, the Board of Directors of the Company approved the grant of incentive stock options for 50,000 shares of Company common stock, par value $.001 per share, to an officer of the Company.  The options were granted pursuant to the Company’s 2008 Stock Incentive Plan (the “Plan”).  The options will vest in equal yearly increments over a five-year period beginning the first anniversary of the initial grant date and will expire on April 10, 2014.  The exercise price per share payable upon the exercise of the options will be $1.25.

Director Compensation

On April 10, 2008, the Board of Directors of the Company approved a grant of 745,879 nonqualified stock options (collectively, the “Non-Employee Director Options”) to three non-employee directors of the Company (collectively, the “Non-Employee Directors”).  In connection with the grant of the Non-Employee Director Options, the Board also adjusted previously disclosed non-employee director compensation for 2008, determining that, effective as of January 1, 2008, the 2008 non-employee director cash compensation will be a monthly retainer of $2,000 and a per meeting fee of $1,000.  Previously disclosed compensation for 2008 for the chairman was to have been an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings. Previously disclosed compensation for 2008 for the two other Non-Employee Directors would have had each receiving an aggregate stipend of $60,000 for all services to be rendered as a non-employee director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings.

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

Cash Flows Provided By / (Used In) Operations

Net cash used in operations was $1,834,630 for the six months ended June 30, 2008. The use of cash was primarily a result of a cash operating loss incurred by the Company. The Company’s net loss of $169,348 included a non cash benefit of $1,928,000 to mark a derivative instrument liability to market. This was partially offset by non cash charges of $41,031 for depreciation and amortization, $27,674 for amortization of debt issue costs, $71,314 for the amortization of debt discounts related to warrants, $37,521 for the amortization of beneficial conversion discounts, and $114,455 for employee stock compensation expense. Cash used in operations also benefited from a $298,047 increase in accounts payable, a $64,471 increase in accrued payroll and benefits and a $61,423 increase in customer deposits. The increase in accounts payable primarily reflected higher expenses incurred in the first six months for legal services, amounts payable for director fees and higher payables related increased remediation activities.

Net cash used in operations for the six months ended June 30, 2007 was $772,208. The use of cash was primarily a result of operating losses incurred by the Company. The Company’s $3,777,037 net loss from operations was largely offset by non-cash charges included in the loss. The non-cash charges included $1,711,767 to mark a derivative instrument liability to market, $792,554 for employee stock compensation expense, $211,127 for amortization of beneficial conversion discounts, $148,567 for non-cash interest expense related to the issuance of warrants, $72,905 for the amortization of debt issuance costs, $20,552 for the amortization of debt discounts related to warrants, $17,444 for depreciation and amortization, and $20,833 for interest paid for by the issuance of common stock.

Cash Flows Provided By / (Used In) Investing and Financing Activities

Net cash used in investing activities for the six months ended June 30, 2008 amounted to $283,221. Expenditures were primarily for the construction and purchase of machinery and equipment and the purchase of laboratory equipment. Net cash used in investing activities for the six months ended June 30, 2007 of $52,769 was related primarily to expenditures for machinery and equipment.

Cash provided by financing activities for the six months ended June 30, 2008 of $5,885,698 included $6,263,294 in gross proceeds from the May 2008 private placement of equity securities. These proceeds were partially offset by $367,766 in payments directly related to the May 2008 private placement and $9,830 for repayments of long-term debt.

Cash provided from financing activities for the six months ended June 30, 2007 of $1,587,813 included $1,685,000 in gross proceeds from convertible notes issued on May 9, 2007 and $510,00 in proceeds from the issuance of the January 4, 2007 bridge loan. These proceeds were partially offset by the $349,407 repayment of the Company’s revolving credit facility, $140,000 in debt issuance cost payments, $108,568 in payments directly related to the recapitalization and issuance of convertible notes on May 9, 2007 and $9,212 in repayments of long-term debt.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2008 VERSUS THE SIX MONTHS ENDED JUNE 30, 2007

Net revenues for the six months ended June 30, 2008 were $264,469 as compared to $461,577 for the six months ended June 30, 2007. For the first six months of 2008, approximately 48% of the Company’s revenue was derived from full scale remediation projects, 31% from consulting services related to the evaluation of environmental contamination at various sites, and 21% from treatability and pilot studies intended to customize remedies to address specific contamination issues at specific client sites. For the first six months of 2007, approximately 64% of revenues were generated from consulting services and 36% were generated from treatability studies.

Revenues for the first six months of 2008 from consulting services were $214,191 less than 2007 and revenues from treatability and pilot studies were $109,073 less than 2007. This was partially offset by $126,156 in higher revenues from implementation of projects.

The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of June 30, 2008, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and four relatively small commitments for full scale remediation projects. Securing full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company. Management cannot provide any guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects with acceptable profit margins.

Costs of revenues for the first six months of 2008 of $758,648 were $186,850 greater than the prior year. The increase was due to $68,903 in higher fixed and other overhead costs, $96,606 for estimated losses on fixed price projects and $21,341 in higher direct project costs. Provisions for estimated losses on fixed price contracts are based on expected revenues that exclude any performance based fees that may be earned as described in the Company’s revenue recognition policy. Revenues from performance based fees are recognized in the period in which the project-specific criteria are achieved and client acceptance is obtained. Higher fixed and overhead costs were primarily due to higher supplies expenses and higher depreciation.

Selling, general and administrative expenses of $1,221,016 for the first six months of 2008 were $149,472 lower than the prior year. The decrease was primarily due to $691,962 in lower stock based compensation expense and $31,277 reduction in investor relations expenses. This was primarily offset in part by an increase of $273,789 for legal, audit and professional fees, an increase of $123,346 for sales and marketing staff, $43,943 in administrative personnel expenses, $42,000 in higher board of directors fees, a $35,092 increase for facilities rent and services, and a $28,498 increase for insurance.

For the first six months of 2008, research and development expense of $208,391 increased by $133,551 versus the first six months of 2007. The increase was due to additional research and development activities related to new technology opportunities.

Derivative instrument income was $1,928,000 for the first six months of 2008 as compared to derivative instrument expense of $1,711,767 for the first six months of 2007. Derivative instrument income and expense reflects a non-cash mark-to-market benefit or charge to record the derivative instrument liability related to warrants issued in conjunction with the May 9, 2007 Notes at fair value. The change in the fair value of the derivative instrument liability was primarily due to a decline in the fair value of the warrants that resulted from a lower fair market value of the Company’s underlying shares of common stock at June 30, 2008.

Interest expense of $189,717 for the first six months of 2008 was $320,004 lower than the prior year.  The decrease primarily resulted from $434,745 of non-cash charges in 2007 related to the conversion of the January 4, 2007 bridge loan to shares of the Company’s common stock. This was comprised of $200,345 for the amortization of the bridge loan beneficial conversion discount, $148,567 for amortization of the discount related to bridge loan warrants, $65,000 of debt issuance amortization and $20,833 of interest paid through the issuance of common stock. Partially offsetting the $434,745 decrease resulting from the bridge loan was an increase of $133,553 related to the May 9, 2007 Notes. The increase resulting from the May 9, 2007 Notes was comprised of $19,769 for the amortization of debt issuance costs, $26,718 for the amortization of a beneficial conversion discount, $50,783 for the amortization of a discount related to warrants issued in conjunction with the Notes and $36,283 in interest paid on the Notes.

The Company did not recognize any benefit or expense for income taxes for the first six months of 2008 or 2007. At June 30, 2008, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax expense or benefit for the period ended June 30, 2008.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2008 VERSUS THE THREE MONTHS ENDED JUNE 30, 2007

Net revenues for the quarter ended June 30, 2008 were $106,051 as compared to $184,421 for the quarter ended June 30, 2007. For the second quarter of 2008, approximately 85% of the Company’s revenue was derived from full scale remediation projects, 14% from treatability and pilot studies intended to customize remedies to address specific contamination issues at specific client sites and 1% from consulting services related to the evaluation of environmental contamination at various sites. For the second quarter of 2007, approximately 51% of revenues were generated from consulting services and 49% were generated from treatability studies.

Revenues for the second quarter of 2008 from consulting services were $92,773 less than 2007 and revenues from treatability and pilot studies were $75,765 less than 2007. This was partially offset by $90,168 in higher revenues from implementation of projects.

The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of June 30, 2008, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and four relatively small commitments for full scale remediation projects. Securing full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company. Management cannot provide any guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects with acceptable profit margins.

Costs of revenues for the second quarter of 2008 of $381,374 were $92,709 greater than the prior year. The increase was due to $38,489 in higher fixed and other overhead costs, $26,832 for estimated losses on fixed price projects and $27,388 in higher direct project costs. Provisions for estimated losses on fixed price contracts are based on expected revenues that exclude any performance based fees that may be earned as described in the Company’s revenue recognition policy. Revenues from performance based fees are recognized in the period in which the project-specific criteria are achieved and client acceptance is obtained. Higher fixed and overhead costs were primarily due to higher personnel costs (including salaries, benefits and stock based compensation), supplies expenses and depreciation.

Selling, general and administrative expenses of $595,614 for the second quarter of 2008 were $229,365 higher than the second quarter in the prior year. The higher expenses were primarily due to increases of $104,708 for sales and marketing staff, $59,188 for legal, audit and professional fees, $24,000 in higher board of directors fees, a $14,771 increase for facilities rent and services, $20,336 for insurance, $13,144 for recruiting fees and $9,364 in administrative personnel expenses. The increase was partially offset by a $31,277 reduction in investor relations expenses.

For the second quarter of 2008, research and development expense of $87,137 increased by $55,188 versus the second quarter of 2007. The increase was due to additional research and development activities related to new technology opportunities.

Derivative instrument income was $307,000 for the second quarter of 2008 as compared to derivative instrument expense of $1,711,767 for the second quarter of 2007. Derivative instrument income and expense reflects a non-cash mark-to-market benefit or charge to record the derivative instrument liability related to warrants issued in conjunction with the May 9, 2007 Notes at fair value. The change in the fair value of the derivative instrument liability was primarily due to a decline in the fair value of the warrants that resulted from a lower fair market value of the Company’s underlying shares of common stock at June 30, 2008.

Interest expense of $96,293 for the second quarter of 2008 was $381,252 lower than the prior year.  The decrease primarily resulted from $414,771 of non-cash charges in 2007 related to the conversion of the January 4, 2007 bridge loan to shares of the Company’s common stock. This was comprised of $200,345 for the amortization of the bridge loan beneficial conversion discount, $148,567 for amortization of the discount related to bridge loan warrants, $54,628 of debt issuance amortization and $11,231 of interest paid through the issuance of common stock. Partially offsetting the $414,771 decrease resulting from the bridge loan was an increase of $42,507 related to the May 9, 2007 Notes. The increase resulting from the May 9, 2007 Notes was comprised of $6,487 for the amortization of debt issuance costs, $8,710 for the amortization of a beneficial conversion discount, $16,554 for the amortization of a discount related to warrants issued in conjunction with the Notes and $10,756 in interest paid on the Notes.

The Company did not recognize any benefit or expense for income taxes for the second quarter 2008 or 2007. At June 30, 2008, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax expense or benefit for the period ended June 30, 2008.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X require management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis or Plan of Operation and the Accounting Policies Note in the Company’s 2007 financial statements for the fiscal year ended December 31, 2007 (as filed on March 26, 2008 with the Company’s Form 10-KSB) describe the critical accounting estimates and accounting policies used in preparation of the financial statements, except stock based compensation.  Actual results in these areas could differ from management’s estimates.

Stock Based Compensation

The Company’s critical accounting estimates and critical accounting policies for share based compensation are as follows.

The Company applies the provisions of Statement of Financial Accounting Standards No. 123(Revised 2004), “Share-Based Payment” (“SFAS 123R”) to all share based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders’ requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants shares of common stock and stock options for a fixed number of shares of common stock to its employees and directors. Stock options are granted with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the expected annual dividend yield.

The Company accounts for common stock awards granted to employees and directors based on the fair value of the common shares issued. Due to the absence of available arms-length transactions with unrelated parties for the period prior to the Company’s going public, the Company utilized a discounted cash flow method to determine the fair value of common stock shares as of the date such shares were granted. Appropriate discount rates were utilized reflecting venture capital discount rates in the start-up or early development stages. The Company utilized a start-up venture capital discount rate of 70% for the period up to and including September 30, 2006. Subsequent to September 30, 2006 and up to the date on which the Company went public, the Company adjusted its discount rate to 50%, reflecting the successful completion of a pilot remediation project at a client location, thereby substantiating the effectiveness of the Company’s technology and know-how. Subsequent to the Company going public, the fair value of the Company’s common stock is determined by using the adjusted close price from an active market.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company recognizes stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company’s estimate of annual forfeiture rates was approximately 3%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During May 2008, the Company closed a private placement with 41 institutional and accredited investors and 3 of its directors. The private placement consisted of 2,846,952 units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “ Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of approximately $6.2 million (the “Financing”).  Expected transaction expenses directly related to the Financing are estimated to be approximately $500,000. In addition, the Company issued warrants to purchase 253,816 shares of the Company’s common stock to the Company’s placement agent for the transaction (the “Agent Warrants”).  Each Investor Warrant has an exercise price of $1.30 per share and each Agent Warrant has an exercise price of $1.10 share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised for cash or by means of a cashless exercise and will expire in five years after the date of issuance. All of the issuances described in this paragraph were made pursuant to the exemption from registration provided under Rule 506 under the Securities Act of 1933.

During the three-month period ended June 30, 2008, the Company issued 14,500 shares of common stock upon the conversion of $14,500 of convertible notes issued on May 9, 2007 by the holder thereof.  No additional consideration was paid by the note holder in connection with the issuance of such shares of common stock, and such shares were issued pursuant to the exemption from registration provided under Rule 506 under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

There are no defaults upon senior securities exceeding 5% of total assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three-month period ended June 30, 2008.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
4.3	Form of Common Stock Warrant (1)
4.4	Form of Registration Rights Agreement (1)
10.6	Form of Subscription Agreement (1)
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 11, 2008

VeruTEK Technologies, Inc.

/s/ John Collins
John Collins, President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Vagnini
Michael Vagnini, Chief Financial Officer (Principal Financial Officer)

Exhibits

Exhibit Number	Description
4.3	Form of Common Stock Warrant (1)
4.4	Form of Registration Rights Agreement (1)
10.6	Form of Subscription Agreement (1)
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.