Form 10-Q
period 2008-09-30
VeruTEK Technologies, Inc.
filed 2008-11-03
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 22, 2008, 27,029,278 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

VeruTEK Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

VeruTEK Technologies, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$3,692,655	$1,182,875
Accounts receivable	136,994	126,043
Other current assets	169,861	60,590
Total current assets	3,999,510	1,369,508

Property and equipment, net	1,011,723	321,756
Other assets, net	42,907	85,583

Total assets	$5,054,140	$1,776,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Convertible notes - current, net	$1,503,974	$-
Long-term debt - current	57,405	68,504
Accounts payable	428,786	206,730
Accrued payroll and benefits	137,273	198,500
Due to officers / directors	600,000	600,000
Derivative instrument liability	315,000	2,167,000
Customer deposits	114,858	87,500
Other current liabilities	386,706	272,457
Total current liabilities	3,544,002	3,600,691

Convertible notes, less current portion, net	-	1,366,140
Long-term debt, less current portion	14,546	18,365
Total liabilities	3,558,548	4,985,196

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares
authorized, 27,029,278 issued and outstanding as of
September 30, 2008; 21,305,374 issued and outstanding
as of December 31, 2007	27,029	21,305
Additional paid-in capital	12,892,623	6,884,527
Accumulated deficit	(11,424,060)	(10,114,181)
Total stockholders' equity (deficiency)	1,495,592	(3,208,349)

Total liabilities and stockholders' equity (deficiency)	$5,054,140	$1,776,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the nine month and three month periods ended September 30, 2008 and 2007

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Net revenues	$447,105	$568,831	$182,636	$107,254

Costs, expenses and other income:
Cost of revenues	1,196,735	824,360	438,087	252,562
Selling, general and administrative	1,860,364	1,909,945	639,348	539,457
Research and development	302,719	119,791	94,328	44,951
Non-operating expenses (income):
Interest expense	289,465	588,755	99,748	79,034
Derivative instrument (income)
expense	(1,852,000)	2,119,767	76,000	408,000
Interest income	(40,299)	-	(24,344)	-
Total costs, expenses and other
income	1,756,984	5,562,618	1,323,167	1,324,004

Loss before income taxes	(1,309,879)	(4,993,787)	(1,140,531)	(1,216,750)

Income tax provision	-	-	-	-

Net loss	$(1,309,879)	$(4,993,787)	$(1,140,531)	$(1,216,750)

Weighted average common shares outstanding:
Basic and diluted	24,012,412	18,005,772	26,795,064	20,069,807

Net loss per share
Basic and diluted	$(0.05)	$(0.28)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
For the nine month period ended September 30, 2008 (Unaudited)

	Common Stock		Additional Paid-in
	Shares Issued	Amount	Capital	Accumulated Deficit	Total

Balance, January 1, 2008	21,305,374	$21,305	$6,884,527	$(10,114,181)	$(3,208,349)

Stock based compensation (Note 6)	-	-	213,885	-	213,885

Conversion of convertible notes to common
stock (Note 5)	30,000	30	29,970	-	30,000

Issuance of common stock and warrants in
connection with private placement, net of
issuance costs of $493,359 (Note 6)	5,693,904	5,694	5,764,241	-	5,769,935

Net loss	-	-	-	(1,309,879)	(1,309,879)

Balance, September 30, 2008	27,029,278	$27,029	$12,892,623	$(11,424,060)	$1,495,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine month periods ended September 30, 2008 and 2007

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,309,879)	$(4,993,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,653	26,973
Amortization – debt issuance costs	42,676	83,565
Amortization of debt discounts – warrants	109,973	47,840
Amortization of beneficial conversion discount	57,861	225,516
Non-cash interest expense on warrant issuance	-	148,567
Non-cash interest expense on bridge loan	-	20,833
Derivative instrument (income) expense	(1,852,000)	2,119,767
Stock based compensation expense	213,885	839,175
Changes in operating assets and liabilities, net:
Accounts receivable	(10,951)	26,374
Other current assets	27,145	(55,855)
Other assets, net	-	(4,000)
Accounts payable	165,956	77,891
Accrued payroll and benefits	(61,227)	(28,148)
Customer deposits	27,358	10,000
Other current liabilities	(109,458)	161,491
Net cash used in operating activities	(2,628,008)	(1,293,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(704,520)	(120,664)
Net cash used in investing activities	(704,520)	(120,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	6,263,294	-
Proceeds from convertible notes	-	1,685,000
Proceeds from long-term debt - bridge loan	-	510,000
Repayment of revolving loan	-	(349,407)
Payments directly related to private placement issuance costs	(406,068)	-
Payments directly related to recapitalization	-	(140,917)
Payments for debt issuance costs	-	(140,000)
Repayments of long-term debt	(14,918)	(13,818)
Net cash provided by financing activities	5,842,308	1,550,858

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,509,780	136,396
CASH AND CASH EQUIVALENTS, beginning of period	1,182,875	68,519
CASH AND CASH EQIVALENTS, end of period	$3,692,655	$204,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the nine month periods ended September 30, 2008 and 2007

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$84,627	$88,268
Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes	30,000	-
Amounts payable for property and equipment – included in accounts payable	56,100	-
Accrued costs directly related to private placement transactions – included in
other current liabilities	87,291	57,651
Common stock issued upon conversion of bridge loan and accrued interest	-	620,833
Beneficial conversion discount – convertible notes	-	151,650
Discount on bridge loan	-	148,567
Common stock issued to advisors - recapitalization	-	36,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1	–	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of VeruTEK Technologies, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature, except as disclosed in the accompanying notes to the condensed consolidated financial statements.  Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION (Continued)

The Company bears the risk of cost overruns and inflation with respect to its fixed price contracts, including those for full scale remediation.  If circumstances indicate a loss on a fixed price contract, a provision is made at that time for the entire loss.  Revenues related to such fixed price contracts comprised approximately 64% of the Company’s total revenues for the nine months ended September 30, 2008 and approximately 39% for the nine months ended September 30, 2007.  At September 30, 2008, the Company had $114,858 of deferred revenue in the form of customer deposits received that relate to future services to be provided by the Company. This deferred revenue has been recorded in current liabilities in the condensed consolidated balance sheet as of September 30, 2008. The deferred revenue will be recognized upon completion of the services at a future date. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue. Deferred costs at September 30, 2008 amounted to $25,983 and are included in other current assets in the condensed consolidated balance sheets. A provision for estimated future losses on fixed price contracts amounting to $138,628 is included in other current liabilities in the condensed consolidated balance sheet as of September 30, 2008.

DERIVATIVE INSTRUMENT LIABILITY

The Company accounts for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2008, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument income of $1,852,000 and expense of $76,000 for the nine-month and three-month periods ended September 30, 2008, respectively, reflect a non-cash mark-to-market adjustment for the derivative instrument liability resulting from warrants issued in conjunction with convertible notes (see Note 5).

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

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

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 - GOING CONCERN / MANAGEMENT’S PLAN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $11.4 million at September 30, 2008.   As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The possible continuation of net losses and the accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  During May 2008 the Company completed a private placement raising approximately $6.2 million (before transaction related expenses) in funds from 41 institutional and accredited investors and 3 directors. Expected transaction expenses directly related to the private placement are estimated to be approximately $500,000 (see Note 6).  The successful completion of the May 2008 private placement resulted in a positive net working capital balance as of September 30, 2008 of approximately $0.5 million. The positive working capital balance, which includes approximately $3.7 million in cash and cash equivalents, will be utilized to support future operations. The Company estimates current funding will sustain its operations at least through the period ending April 30, 2009.

NOTE 3 - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. The Company controls this risk by minimizing cash held at financial institutions and by selecting high quality financial institutions to hold such cash deposits. Investments of excess cash are maintained in high quality money market funds invested in U.S. government securities. The Company controls credit risk associated with trade receivables through credit approvals, customer limits and monitoring procedures. For the nine months ended September 30, 2008, the Company had two customers that accounted for approximately 54% of its revenues and the remaining customers each accounted for less than 10% of the Company’s revenues for the period. For the nine months ended September 30, 2007, the Company had two customers that accounted for approximately 85% of its revenues. The Company records an allowance for doubtful accounts based on the Company’s estimated losses resulting from the inability of its customers to make required payments. The Company did not require an allowance for doubtful accounts as of September 30, 2008.

NOTE 4 – BANK DEFAULT ON DEBT

The Company is not in compliance with certain provisions of its Term Note and thus is in default. As a result, the stated interest rates for the Term Note may be increased and repayment of the Term Note may be subject to acceleration. Accordingly, the Company’s bank could elect to increase the stated interest rate for the Term Note to 13.25%. Should the Company’s bank choose to accelerate the Term Note, all interest and principal would become due and payable immediately. The Term Note has been classified as a current liability as of September 30, 2008 and December 31, 2007. As of the date of this filing, the Company has not received any notice that the bank has elected to increase the interest rate or accelerate the repayment of the Term Note. The outstanding balance of the Term Note at September 30, 2008 was $52,355.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 –  CONVERTIBLE NOTES

On May 9, 2007, the Company issued $1,685,000 of convertible notes (the “Notes”) and related warrants. The Notes carry a stated interest rate of 6%, mature two years from the date of issuance, and, at the option of the holders, are convertible under certain conditions into common stock of the Company at a conversion price of $1.00 per share. The warrants entitle the holder to purchase the number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Notes are convertible. The warrants have a 5 year life and have an exercise price of $1.20 per share. The holders of the Notes have been granted a security interest in substantially all of the assets of the Company. The Notes contain covenants that limit the ability of the Company to enter into certain transactions and to further encumber the Company’s assets. The covenants include restrictions on incurring additional indebtedness, payment of dividends, distributions of capital stock, repurchases of capital stock and payments to officers or directors other than reasonable compensation and reimbursements. Gross proceeds amounted to $1.685 million and net proceeds from the issuance of Notes amounted to approximately $1.5 million. Debt issuance costs attributed to the Notes of $111,850 are being amortized to interest expense over the term of the Notes. The debt issue costs consisted of cash payments totaling $75,000 and shares of common stock issued to advisors that were valued at $36,850.

For the nine months ended September 30, 2008, the Company recorded interest expense of $42,676 related to the amortization of debt issuance costs, including an acceleration of amortization of the debt issuance costs related to the $30,000 of Notes converted during the first nine months of 2008. Unamortized debt issuance costs as of September 30, 2008 amounted to $38,402 and are included in other assets, net in the condensed consolidated balance sheets.

The Notes contain a beneficial conversion discount of $151,650 because the value allocated to the Notes is less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the Notes and warrants have been valued with proceeds allocated on a relative basis. The Company allocated $1,396,767 to the Notes and $288,233 to the warrants (see below). The discounts are being amortized to interest expense over the life of the convertible notes. For the nine months ended September 30, 2008, the Company recorded interest expense of $109,973 related to the warrants, and interest expense of $57,861 related to the beneficial conversion discount. Interest expense related to the warrants and beneficial conversion discount for the nine months ended September 30, 2008 included an acceleration of the amortization related to the $30,000 of Notes converted into common stock during the first nine months of 2008.

The $288,233 in proceeds allocated to the warrants was classified as a liability as of the issuance date in accordance with EITF Issue 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). The warrants may require cash settlement at fair value in the event of certain circumstances, including certain mergers or consolidations, sale of substantially all of the assets of the Company, sale of more than 50% of the outstanding common shares of the Company, or certain other stock purchase or business combinations. Accordingly, the warrants have been accounted for as a derivative instrument liability which is subject to mark-to-market adjustment. The derivative instrument liability was $315,000 at September 30, 2008. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 2.5%, volatility of 78% and an expected life equal to the May 9, 2012 contractual life of the warrants. No dividend yield was assumed because the Company has never paid a cash dividend. The volatility for the current period was developed using a blend of the Company’s historical volatility and historical volatilities of selected comparable companies. A blended volatility was used because the Company is a relatively new public company and there is limited historical data available on the publicly traded market prices of the Company’s common stock. For the nine months ended September 30, 2008, the Company recorded a pre-tax benefit for derivative instrument income of $1,852,000.

During the first nine months of 2008, $30,000 of the Notes were converted to common stock. The Company issued 30,000 shares of common stock in exchange for the Notes. Accordingly, as of September 30, 2008, convertible notes of $1,655,000 are reflected on the condensed consolidated balance sheets net of the unamortized portion ($98,959) of the $288,233 discount on the convertible debt relating to the warrants and net of the unamortized portion ($52,067) of the beneficial conversion discount of $151,650. Because the Notes mature on May 9, 2009, they have been classified as a current liability in the September 30, 2008 condensed consolidated balance sheet.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

PRIVATE PLACEMENT

During May 2008, the Company closed a private placement with 41 institutional and accredited investors and 3 of its directors. This private placement consisted of the sale of 2,846,952 investment units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “ Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of $6,263,294 (the “Financing”).  Estimated transaction expenses directly related to the Financing were $493,359. In addition, on October 7, 2008, the Company issued a warrant to purchase 253,816 shares of the Company’s common stock to the Company’s placement agent for the transaction (the “Agent Warrant”).  Each Investor Warrant has an exercise price of $1.30 per share and the Agent Warrant has an exercise price of $1.10 share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised for cash or by means of a cashless exercise. The Investor Warrants will expire five years after the date of issuance and the Agent Warrant will expire on May 30, 2013.

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

WARRANTS

A summary of warrant activity is as follows.

	Warrants	Exercise Price per Warrant	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding at
January 1, 2008	4,365,219	$-	$1.67	3.9
Issued:
To investors in conjunction
with the private placement	2,846,952	$1.30	$1.30	4.6

Exercised	-	$-	$-	-
Expired	-	$-	$-	-
Outstanding at
September 30, 2008	7,212,171		$1.53	4.2

There were no warrants exercised or expired during the period from January 1, 2008 to September 30, 2008.

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

Shares granted as compensation are as follows:

Grant Date	Fair Value at Grant Date	Shares Granted as of September 30, 2008	Shares Issued during the period from January 1, 2008 through September 30, 2008	Vested Shares as of September 30, 2008	Unvested Shares as of September 30, 2008

2/13/2006	$12,700	77,854	-	77,854	-
4/17/2006	14,800	77,854	-	77,854	-
6/1/2006	15,815	77,854	-	77,854	-
2/1/2007	407,550	506,051	-	272,489	233,562
2/19/2007	583,110	724,042	-	724,042	-
Total	$1,033,975	1,463,655	-	1,230,093	233,562

On March 27, 2008, the Board of Directors approved the adoption of the 2008 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of the Company by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility within, or support of, the Company or certain affiliates of the Company.  Under the Plan, eligible participants may be awarded options to purchase common stock of the Company, restricted shares, restricted share units, share appreciation rights, phantom shares or performance awards. The Board has authority to administer the Plan and has delegated this authority to the Compensation Committee of the Board.  In addition, the Board or the Compensation Committee may delegate duties to the Company’s chief executive officer or other senior officers of the Company, to the extent permitted by law and the Company’s Bylaws.  Employees, officers, directors and consultants of the Company, or of certain affiliates of the Company, are eligible to participate in the Plan.  However, the actual recipients of awards under the Plan are selected by the Board or the Compensation Committee.  The Plan authorizes the granting of awards for up to a maximum of two million (2,000,000) shares of common stock of the Company.  If any award granted under the Plan expires, terminates or is forfeited, surrendered or canceled, without delivery (or, in the case of restricted shares, vesting) of common stock or other consideration, the shares of common stock of the Company that were underlying the award shall again be available under the Plan.

On April 10, 2008, the Board of Directors of the Company granted incentive stock options to purchase 50,000 shares of Company’s common stock to an officer of the Company and incentive stock options to purchase 476,554 shares of the Company’s common stock to certain employees of the Company. On July 30, 2008, the Board of Directors of the Company granted an incentive stock option to purchase 5,000 shares of the Company’s common stock to an employee of the Company. These aforementioned grants are hereinafter collectively referred to as the “Employee Options”.  The Employee Options were granted pursuant to the Plan.  The Employee Options will vest in equal yearly increments over a five-year period beginning on the first anniversary of the initial grant date and will expire six years from the date of initial grant.  The exercise prices per share payable upon the exercise of the April 10, 2008 and July 30, 2008 Employee Options are $1.25 and $1.03, respectively, each of which is equal to the fair market value of the Company’s common stock as determined by the closing price of the Company’s common stock on each respective grant date.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

STOCK BASED COMPENSATION (Continued)

On April 10, 2008, the Board of Directors of the Company granted nonqualified stock options to purchase 745,879 shares of the Company’s common stock to certain non-employee directors of the Company (collectively, the “Non-Employee Director Options”).  The Non-Employee Director Options were granted pursuant to the Plan.  The Non-Employee Director Options will vest in approximately equal yearly increments over a three-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2012.  The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.25 which is equal to the fair market value as of April 10, 2008 of the Company’s common stock as determined by the April 10, 2008 closing price of the Company’s common stock.

Share information related to options granted under the Plan is as follows:

	Employee Options	Weighted Average Exercise Price	Non-Employee Director Options	Weighted Average Exercise Price	Total 2008 Stock Incentive Plan	Weighted Average Exercise Price

Outstanding at January 1, 2008	-	$-	-	$-	-	$-

Granted	531,554	1.25	745,879	1.25	1,277,433	1.25
Forfeited	(156,554)	1.25	-	-	(156,554)	1.25
Exercised	-	-	-	-	-	-

Outstanding at Sept. 30, 2008	375,000	1.25	745,879	1.25	1,120,879	1.25

Available for future grant					879,121

Average remaining term (in
Years)	5.5		3.5		4.2

Exercisable at Sept. 30, 2008	-		-		-

Intrinsic Value:
Outstanding	$-		$-		$-
Exercisable	$-		$-		$-

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

STOCK BASED COMPENSATION (Continued)

The following table summarizes the status of the Company’s non-vested stock options.

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value per Share

Non-vested at January 1, 2008	-	$-
Granted	1,277,433	0.52
Vested	-	-
Forfeited	(156,554)	0.58
Non-vested at Sept. 30, 2008	1,120,879	0.52

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The following table summarizes the assumptions used to compute the weighted average fair value of stock options granted in 2008.

	Employee Options	Non-Employee Director Options
Weighted average volatility	54%	55%
Risk free interest rate	2.5%	2.0%
Expected holding period	4.5 years	3.0 years
Dividend yield	-	-

No dividend yield was assumed because the Company has never paid a cash dividend. The volatility for the current period was developed using a blend of the Company’s historical volatility and historical volatilities of selected comparable companies. A blended volatility was used because the Company is a relatively new public company and there is limited historical data available on the publicly traded market prices of the Company’s common stock. The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the stock options on the grant date. The expected holding period was developed based on the mid-point between the vesting date and the expiration date of each respective grant as permitted under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110, “Share-Based Payment.” This method of determining the expected holding period was utilized because the Company does not have sufficient historical experience from which to estimate the period.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

STOCK BASED COMPENSATION (Continued)

The following table summarizes the components and classification of stock-based compensation expense included in the statement of operations.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Shares granted as compensation	$64,263	$839,175	$19,732	$46,621
Stock options granted pursuant to
the 2008 Stock Incentive Plan	149,622	-	79,698	-

Total stock-based compensation	$213,885	$839,175	$99,430	$46,621

Cost of revenue	$38,064	$2,935	$20,252	$-
Selling, general and administration	175,821	836,240	79,178	46,621

Total stock-based compensation	$213,885	$839,175	$99,430	$46,621

As of September 30, 2008, additional compensation expense of $57,916 related to the unvested portion of shares granted as compensation will be recognized over the remaining requisite future service period ending February, 2010.

Additional compensation expense (net of estimated forfeitures) related to the unvested portion of stock options granted pursuant to the Plan totaled $436,812 as of September 30, 2008. Unvested compensation expense related to stock options granted pursuant to the Plan is expected to be recognized over a remaining weighted average period of 1.9 years.

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits arising from any stock based compensation will not be realized and has accordingly recorded a valuation allowance for the full amount of any resulting deferred tax assets.

NOTE 7 – INCOME (LOSS) PER SHARE

The computation of the basic and diluted net income per common share for the nine and three month periods ended September 30, 2008 is based on the weighted average number of common shares outstanding. The shares issuable under the conversion of notes, or exercise of warrants or options, have been excluded from the calculation of diluted shares as their effect would be anti-dilutive. Accordingly, basic and fully diluted shares used in the calculation of weighted average number of common shares outstanding are equal for all periods presented. The weighted average of anti-dilutive common share equivalents excluded from the loss per share calculation for the nine months ended September 30, 2008 and 2007 was 2,941,127 and 1,552,419, respectively.  The weighted average of anti-dilutive common share equivalents excluded from the loss per share calculation for the three months ended September 30, 2008 and 2007 was 1,803,283 and 3,146,226, respectively.

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

The fair value of the derivative instrument liability is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the inputs associated with this fair value determination are readily observable and as a result the instrument is classified within Level 2 of the fair-value hierarchy.

VeruTEK Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS (Continued)

The Company’s financial assets and liabilities that are reported at fair value in the accompanying condensed consolidated balance sheets, as of September 30, 2008, were as follows:

	Level 1	Level 2	Level 3	Balance at September 30, 2008
Liabilities:
Derivative liability instrument	$-	$315,000	$-	$315,000

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying condensed consolidated financial statements, the Company has an accumulated deficit of approximately $11.4 million at September 30, 2008.   As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The possible continuation of net losses and the accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business.  During May 2008 the Company completed a private placement raising approximately $6.2 million (before transaction related expenses) in funds from 41 institutional and accredited investors and 3 directors. Expected transaction expenses directly related to the private placement are estimated to be approximately $500,000 (see Note 6).  The successful completion of the May 2008 private placement resulted in a positive net working capital balance as of September 30, 2008 of approximately $0.5 million. The positive working capital balance, which includes approximately $3.7 million in cash and cash equivalents, will be utilized to support future operations. The Company estimates current funding will sustain its operations at least through the period ending April 30, 2009.

Revenues

The Company generates revenue by providing technical and consulting services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation. The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in customizing remedies to address environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of this date, the Company has secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and five relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.

On March 3, 2008, the Company and Keyspan entered into an agreement (the “Agreement”), pursuant to which the Company agreed to provide Keyspan with professional services for the purpose of implementing the Company’s Surfactant Enhanced In-Situ Chemical Oxidation (“S-ISCO”) remedial measures at Operable Unit number 4 (“OU-4”) Cesspool area of the Bay Shore former manufactured gas plant (“MGP”) site in Bay Shore, New York.  The Company’s services are being performed in accordance with the New York State Department of Environmental Conservation approved Bay Shore/Brightwaters Former MGP Site OU-4, Former Cesspool, S-ISCO Work Plan, dated February 19, 2008.  The Company’s work under this Agreement focuses on the Company’s implementation of S-ISCO at the former OU-4 cesspool area to remediate the MGP-related impacts.  The Agreement contains customary terms and conditions as applied to independent contractors of professional services, including, but not limited to, warranties by the Company regarding the performance of its services in a workmanlike and professional manner, covenants regarding the Company’s compliance with applicable law, indemnification of Keyspan by the Company with respect to, among other things, materials, goods, work and services provided by the Company pursuant to the Agreement, and non-disclosure obligations under the Agreement.  The term of the Agreement will remain in effect until December 31, 2009, unless extended or earlier terminated pursuant to the Agreement’s terms.  The Agreement may be terminated in connection with certain specified events of default, including, but not limited to, any failure by the Company to perform any material covenant for period of thirty (30) days after notice of such failure and any breach by the Company of its non-disclosure obligations under the Agreement.  Keyspan may also terminate the Agreement for convenience upon ten (10) days prior written notice.

LIQUIDITY AND CAPITAL RESOURCES

Financing

During May 2008, the Company closed a private placement with 41 institutional and accredited investors and 3 of its directors. This private placement consisted of a sale of 2,846,952 units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of approximately $6.2 million (the “Financing”).  Expected transaction expenses directly related to the Financing were $493,359. In addition, on October 7, 2008, the Company issued a warrant to purchase 253,816 shares of the Company’s common stock to the Company’s placement agent for the transaction, Needham & Company LLC (the “Needham Warrant”).  Each Investor Warrant has an exercise price of $1.30 per share and the Needham Warrant has an exercise price of $1.10 share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised for cash or by means of a cashless exercise. The Investor Warrants will expire five years from the date of issuance and the Needham Warrant will expire on May 30, 2013.

In connection with the closing of the Financing, the Company entered into a registration rights agreement with the purchasers.  Under the terms of the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the resale of the Shares issued in the Financing as well as the shares of the Company’s common stock underlying the warrants issued in the Financing. Failure to file the registration statement within 150 days from the closing of the Financing may result in payment by the Company to each investor of liquidated damages, subject to limitations set forth in the registration rights agreement. These liquidated damages will also be payable in the event that the resale registration statement has not been declared effective within certain time periods or if sales cannot be made pursuant to the registration statement following its effectiveness, each as described in the registration rights agreement.

On October 17, 2007, the Company completed a private placement of investment units to accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one share of common stock; a five year non-callable warrant to purchase one share of common stock at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one share of common stock at an exercise price of $2.10 per share. The Company raised approximately $1.9 million (net of $125,648 transaction related expenses) from approximately 29 accredited investors, who were issued 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights.

On May 9, 2007, the Company issued $1,685,000 of notes convertible into 1,685,000 shares of common stock, (the “Notes”) and detachable warrants to purchase 842,500 shares of common stock which are exercisable for a 5 year period at an exercise price of $1.20. Gross proceeds amounted to $1,685,000 and net proceeds amounted to approximately $1.5 million. Gross proceeds were allocated to the Notes and warrants, respectively. The amount allocated to the Notes was $1,396,767 and resulted in a beneficial conversion discount of $151,650. The beneficial conversion discount will be amortized to interest expense over the term of the Notes. The $288,233 allocated to the warrants was recorded as a discount to the Notes and as a derivative instrument liability as of the issue date in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The $288,233 discount to the Notes will be amortized to interest expense over the life of the Notes. The warrants are subject to mark-to-market adjustment in each period. As a result, for the nine months ended September 30, 2008, the Company recorded a pre-tax benefit for derivative instrument income of $1,852,000. The resulting derivative instrument liability was $315,000 at September 30, 2008.  The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 2.5%, volatility of 78% and an expected life equal to the May 9, 2012 contractual life of the warrants. The Notes mature on May 9, 2009, and accordingly have been classified as a current liability in the September 30, 2008 condensed consolidated balance sheet.

During the first nine months of 2008, $30,000 of the Notes issued on May 9, 2007 were converted to common stock. The Company issued 30,000 shares of common stock in exchange for the Notes.

The Company agreed to effect the registration of the shares to be issued upon the conversion of the Notes and warrants under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing for the Notes.  In the event that the Company failed to file by the required filing deadline or if such registration statement was not declared effective by the required effective deadline, then the Company was required to make cash payments to holders of the Notes equal to 2% of the purchase price for each relevant 30 day period prorated for partial periods.  However, the Company was entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its initial registration statement until July 20, 2007 which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

The Company received a notice of effectiveness from the SEC on January 18, 2008 for registration of 3,270,327 shares of the Company’s common stock. This registration did not meet the requirement under the registration rights agreement for the registration statement to be declared effective within 180 days following the May 9, 2007 closing for Notes. However, the Company did receive consents extending the registration deadline from investors comprising approximately 70% of the issued and outstanding Notes and warrants. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those Notes for which holders did not provide consents extending this deadline.  The Company believes the registration statement at the time of its effectiveness registered all of the shares of the Company common stock then required to be registered pursuant to the terms of the registration rights agreement.

In addition, in the event that sales of shares related to the Notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement (or a new registration statement) with certain timing exceptions, the Company is required to make cash payments to holders of the Notes equal to 2% of the purchase price for each 30 day period prorated for partial periods. The Company does not currently believe it is probable that it will incur these penalties under the registration rights agreement and consequently has not recorded a provision for these penalties.

On May 26, 2006 and August 16, 2006, the Company secured an $82,500 term note (the “Term Note”) from Webster Bank (the “Bank”). The Term Note matures on August 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term Note as of September 30, 2008 was $52,355.

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

Commitments

The Company entered into a lease agreement for office and lab facilities commencing August 1, 2007 and continuing for a 5 year term with an option to renew for a further 5 years. The lease agreement requires annual rental payments ranging from $38,000 in year one to $42,000 in year five. In addition, the Company will be responsible for maintenance, taxes, insurance and other costs related to the facility. The Company incurred $85,070 in leasehold improvement costs as of March 31, 2008 to substantially complete its renovation plan for its initial occupation of the facility. An additional $32,804 was expended in the third quarter 2008 for further leasehold improvements.

The Company does not have any off-balance sheet arrangements.

Officer Compensation

On April 10, 2008, the Board of Directors of the Company approved the grant of incentive stock options to purchase 50,000 shares of the Company’s common stock, par value $.001 per share, to an officer of the Company.  The options were granted pursuant to the Company’s 2008 Stock Incentive Plan (the “Plan”).  The options will vest in equal yearly increments over a five-year period beginning the first anniversary of the initial grant date and will expire on April 10, 2014.  The exercise price per share payable upon the exercise of the options will be $1.25.

Director Compensation

On April 10, 2008, the Board of Directors of the Company approved a grant of nonqualified stock options to purchase 745,879 shares of the Company’s common stock (collectively, the “Non-Employee Director Options”) to three non-employee directors of the Company (collectively, the “Non-Employee Directors”).  In connection with the grant of the Non-Employee Director Options, the Board also adjusted previously disclosed non-employee director compensation for 2008, determining that, effective as of January 1, 2008, the 2008 non-employee director cash compensation will be a monthly retainer of $2,000 and a per meeting fee of $1,000.  Previously disclosed compensation for 2008 for the chairman was to have been an aggregate stipend of $60,000 for all services to be rendered as a director of the Company, an aggregate stipend of $74,000 for all services rendered as Chair of the Board and for all services rendered as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or Board committee meetings. Previously disclosed compensation for 2008 for the two other Non-Employee Directors would have had each receiving an aggregate stipend of $60,000 for all services to be rendered as a non-employee director of the Company, an aggregate stipend of $24,000 for services as chair of such committee(s) of the Board as the Board may from time to time request, and aggregate fees of $16,000 for attendance (either in person or by telephone) at Board and/or committee meetings.

The Non-Employee Director Options were granted pursuant to the Plan.  The Non-Employee Director Options will vest in approximately equal yearly increments over a three-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2012.  The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.25.

Stipends, fees and the composition of the compensation of the Board are subject to review by the Board from time to time.

Cash Flows Provided By / (Used In) Operations

Net cash used in operations was $2,628,008 for the nine months ended September 30, 2008. The use of cash was primarily a result of a cash operating loss incurred by the Company. The Company’s net loss of $1,309,879 included a non cash benefit of $1,852,000 to mark a derivative instrument liability to market. This was partially offset by non cash charges of $70,653 for depreciation and amortization, $42,676 for amortization of debt issue costs, $109,973 for the amortization of debt discounts related to warrants, $57,861 for the amortization of a beneficial conversion discount, $213,885 for employee stock compensation expense and $138,628 in non-cash accruals for estimated expected losses on fixed price implementation contracts. The accrual for estimated expected losses on implementation projects is included in other current liabilities. Cash flow from operations benefited from a $165,956 increase in accounts payable. The increase in accounts payable primarily reflected higher expenses incurred in the first nine months for legal services and higher payables related to increased remediation activities. Offsetting this benefit were payments related to employee compensation and benefits.

Net cash used in operations for the nine months ended September 30, 2007 was $1,293,798. The use of cash was primarily a result of operating losses incurred by the Company. The Company’s $4,993,787 net loss from operations was largely offset by non-cash charges included in the loss. The non-cash charges included $2,119,767 to mark a derivative instrument liability to market, $839,175 for employee stock compensation expense, $225,516 for amortization of beneficial conversion discounts, $148,567 for non-cash interest expense related to the issuance of warrants, $83,565 for the amortization of debt issuance costs, $47,840 for the amortization of debt discounts related to warrants, $26,973 for depreciation and amortization, and $20,833 for interest paid for by the issuance of common stock. Cash used in operations was partially offset by a $26,374 reduction in accounts receivable, a $77,891 increase in accounts payable and a $161,491 increase in other current liabilities. The decrease in accounts receivable resulted from a decline in revenues. Increases in accounts payable and other current liabilities resulted from higher expenses and the timing of payments.

Cash Flows Provided By / (Used In) Investing and Financing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 amounted to $704,520. Expenditures were primarily for the construction and purchase of machinery and equipment and the purchase of laboratory equipment. Net cash used in investing activities for the nine months ended September 30, 2007 was $120,664. Expenditures amounted to $69,538 for machinery and equipment, $33,852 for leasehold improvements and $17,274 for other assets including furniture, office equipment and laboratory equipment.

Cash provided by financing activities for the nine months ended September 30, 2008 of $5,842,308 included $6,263,294 in gross proceeds from the May 2008 private placement of equity securities. These proceeds were partially offset by $406,068 in payments directly related to the May 2008 private placement and $14,918 for repayments of long-term debt.

Cash provided from financing activities for the nine months ended September 30, 2007 of $1,550,858 included $1,685,000 in gross proceeds from convertible notes issued on May 9, 2007 and $510,000 in proceeds from the issuance of the January 4, 2007 bridge loan. These proceeds were partially offset by the $349,407 repayment of the Company’s revolving credit facility, $140,000 in debt issuance cost payments, $140,917 in payments directly related to the recapitalization and issuance of convertible notes on May 9, 2007 and $13,818 in repayments of long-term debt.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SPETEMBER 30, 2008 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Net revenues for the nine months ended September 30, 2008 were $447,105 as compared to $568,831 for the nine months ended September 30, 2007. For the first nine months of 2008, approximately 58% of the Company’s revenue was derived from full scale remediation projects, 18% from consulting services related to the evaluation of environmental contamination at various sites, and 24% from treatability and pilot studies intended to customize remedies to address specific contamination issues at specific client sites. For the first nine months of 2007, approximately 61% of revenues were generated from consulting services and 39% were generated from treatability studies.

Revenues for the first nine months of 2008 from consulting services were $263,416 less than 2007 and revenues from treatability and pilot studies were $116,206 less than 2007. This was offset by $257,896 in higher revenues from implementation of projects.

The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation projects at client sites. The Company is continuing to pursue such opportunities. As of September 30, 2008, the Company has secured one large project with Keyspan and five relatively small commitments for full scale remediation projects. One of the five smaller projects was successfully completed in October 2008.

Revenues for the third quarter of 2008 have been below prior expectations as the signing of new contracts and progress on certain implementation projects has been extended.  Progress on the Keyspan project has been slower than expected as the Company and Keyspan address certain implementation issues. The Company believes the aforementioned matters represent delays in timing of revenue realization rather than a decrease in the expected potential for longer-term revenue growth. Regarding the delay in the Keypan project, the Company expects full resolution of the project-related issues without any material adverse impact on the project results.  The Company does not currently anticipate a loss on the Keyspan project and accordingly has not provided for any such loss on this project. Securing full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company. Management cannot provide any guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects with acceptable profit margins.

Costs of revenues for the first nine months of 2008 of $1,196,735 were $372,375 greater than the prior year. The increase was due to $158,073 in higher direct project costs, $138,628 for estimated expected future losses on fixed price projects and $75,674 in higher fixed and other overhead costs. The provision for estimated losses is primarily related to one small implementation project where the contamination was found to be greater than originally estimated. The current total estimated loss for this project is approximately $300,000. Provisions for estimated losses on fixed price contracts are based on expected revenues that exclude any performance based fees that may be earned as described in the Company’s revenue recognition policy. Revenues from performance based fees are recognized in the period in which the project-specific criteria are achieved and client acceptance is obtained. Higher fixed and other overhead costs were primarily due to higher supplies expenses and higher depreciation.

Selling, general and administrative expenses of $1,860,364 for the first nine months of 2008 were $49,581 lower than the prior year. The decrease was primarily due to $660,419 in lower stock based compensation expense and a $54,038 reduction in investor relations expenses. This was primarily offset in part by an increase of $281,675 for legal, audit and professional fees, an increase of $131,554 for sales and marketing staff, $60,590 in administrative personnel expenses, $70,243 in higher board of directors fees, a $42,457 increase for facilities rent and services, and a $54,374 increase for insurance.

For the first nine months of 2008, research and development expense of $302,719 increased by $182,928 versus the first nine months of 2007. The increase was due to additional research and development activities related to new technology opportunities.

Derivative instrument income was $1,852,000 for the first nine months of 2008 as compared to derivative instrument expense of $2,119,767 for the first nine months of 2007. Derivative instrument income and expense reflects a non-cash mark-to-market adjustment to record the derivative instrument liability related to warrants issued in conjunction with the Notes at fair value. The 2008 change in the fair value of the derivative instrument liability was primarily due to a decline in the fair value of the warrants that resulted from a lower fair market value of the Company’s underlying shares of common stock at September 30, 2008.

Interest expense of $289,465 for the first nine months of 2008 was $299,290 lower than the prior year.  The decrease primarily resulted from $434,745 of non-cash charges in 2007 related to the conversion of the January 4, 2007 bridge loan to shares of the Company’s common stock. This was comprised of $200,345 for the amortization of the bridge loan beneficial conversion discount, $148,567 for amortization of the discount related to bridge loan warrants, $65,000 of debt issuance amortization and $20,833 of interest paid through the issuance of common stock. Partially offsetting the $434,745 decrease resulting from the bridge loan was an increase of $154,766 related to the Notes. The increase resulting from the Notes was comprised of $24,111 for the amortization of debt issuance costs, $32,690 for the amortization of a beneficial conversion discount, $62,132 for the amortization of a discount related to warrants issued in conjunction with the Notes and $35,833 in additional interest paid on the Notes.

Interest income for the nine months ended September 30, 2008 was $40,299. Interest income was earned on the investment of excess cash from proceeds received in the Financing.

The Company did not recognize any benefit or expense for income taxes for the first six months of 2008 or 2007. At September 30, 2008, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax expense or benefit for the period ended September 30, 2008.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Net revenues for the quarter ended September 30, 2008 were $182,636 as compared to $107,254 for the quarter ended September 30, 2007. For the third quarter of 2008, approximately 72% of the Company’s revenue was derived from full scale remediation projects and 28% from treatability and pilot studies intended to customize remedies to address specific contamination issues at specific client sites. For the third quarter of 2007, approximately 46% of revenues were generated from consulting services and 54% were generated from treatability studies.

Revenues for the third quarter of 2008 from implementation projects were $131,740 higher than for the third quarter of 2007. This was offset by $49,225 in lower revenues from consulting services and $7,133 in lower revenues from treatability and pilot studies.

The Company’s objective is to utilize activities from consulting services, treatability studies and pilot studies to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation projects at client sites. The Company is continuing to pursue such opportunities. As of September 30, 2008, the Company has secured one large project with Keyspan and five relatively small commitments for full scale remediation projects. One of the five smaller projects was successfully completed in October 2008.

Revenues for the third quarter of 2008 have been below prior expectations as the signing of new contracts and progress on certain implementation projects has been extended.  Progress on the Keyspan project has been slower than expected as the Company and Keyspan address certain implementation issues. The Company believes the aforementioned matters represent delays in timing of revenue realization rather than a decrease in the expected potential for longer-term revenue growth. Regarding the delay in the Keypan project, the Company expects full resolution of the project-related issues without any material adverse impact on the project results.  The Company does not currently anticipate a loss on the Keyspan project and accordingly has not provided for any such loss on this project. Securing full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company. Management cannot provide any guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects with acceptable profit margins.

Costs of revenues for the third quarter of 2008 of $438,087 were $185,525 greater than the prior year. The increase was primarily due to $136,732 in higher direct project costs, $42,022 for estimated expected future losses on fixed price projects and $6,888 in higher fixed and other overhead costs. The provision for estimated losses is primarily related to one small implementation project where the contamination was found to be greater than originally estimated. The current total estimated loss for this project is approximately $300,000. Provisions for estimated losses on fixed price contracts are based on expected revenues that exclude any performance based fees that may be earned as described in the Company’s revenue recognition policy. Revenues from performance based fees are recognized in the period in which the project-specific criteria are achieved and client acceptance is obtained.

Selling, general and administrative expenses of $639,348 for the third quarter of 2008 were $99,891 higher than the third quarter in the prior year. The higher expenses were primarily due to increases of $32,558 for higher stock based compensation expense, $28,243 in higher board of directors fees, $25,877 in higher insurance expense, $16,647 in administrative personnel expenses, $13,758 in higher sales and marketing expenses, $9,704 in higher computer related expenses, $7,885 in higher legal, audit and professional fees and $7,365 in higher rent and facility related expenses. This was partially offset by $22,761 in lower investor relations expenses and a $24,250 non-recurring 2007 expense related to a provision for estimated penalties related to the May 9, 2007 registration rights agreement.

For the third quarter of 2008, research and development expense of $94,328 increased by $49,377 versus the third quarter of 2007. The increase was due to additional research and development activities related to new technology opportunities.

Derivative instrument expense was $76,000 for the third quarter of 2008 as compared to an expense of $408,000 for the third quarter of 2007. Derivative instrument expense reflects a non-cash mark-to-market charge to record the derivative instrument liability related to warrants issued in conjunction with the Notes at fair value. The change in the fair value of the derivative instrument liability was primarily due to an increase in the fair value of the warrants resulting from an increase in the fair market value of the Company’s underlying shares of common stock. The market value of the Company’s common shares increased from June 30 to September 30 in both 2007 and 2008.

Interest expense of $99,748 for the third quarter of 2008 was $20,714 higher than the prior year. The increase primarily resulted from the Notes. Higher amortization of the discount related to warrants issued in conjunction with the Notes amounted to $11,350, higher amortization of the beneficial conversion discount amounted to $5,971 and higher amortization of debt issuance costs amounted to $4,342.

Interest income for the third quarter of 2008 was $24,344. Interest income was earned on the investment of excess cash from proceeds received in the Financing.

The Company did not recognize any benefit or expense for income taxes for the third quarter of 2008 or 2007. At September 30, 2008, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax expense or benefit for the period ended September 30, 2008.

CRITICAL ACCOUNTING ESTIMATES

Preparation of the Company’s condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X require management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements.  The Company’s estimates are based on historical experience and currently available information.   Management’s Discussion and Analysis or Plan of Operation and the Accounting Policies Note in the Company’s financial statements for the fiscal year ended December 31, 2007 (as filed on March 26, 2008 with the Company’s Form 10-KSB) describe the critical accounting estimates and accounting policies used in preparation of the financial statements, except stock based compensation.  Actual results in these areas could differ from management’s estimates.

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

The Company bears the risk of cost overruns and inflation with respect to its fixed price contracts, including those for full scale remediation.  If circumstances indicate a loss on a fixed price contract, a provision is made at that time for the entire loss. Project cost estimates related to fixed price contracts are based on time and material estimates developed by the Company’s engineering staff. Such estimates are adjusted as circumstances require based on the status, progress and results experienced for each project. Revenues related to such fixed price contracts comprised approximately 64% of the Company’s total revenues for the nine months ended September 30, 2008 and approximately 39% for the nine months ended September 30, 2007.  At September 30, 2008, the Company had $114,858 of deferred revenue in the form of customer deposits received that relate to future services to be provided by the Company. This deferred revenue has been recorded in other current liabilities in the condensed consolidated balance sheet as of September 30, 2008. The deferred revenue will be recognized upon completion of the services at a future date. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue. Deferred costs at September 30, 2008 amounted to $25,983 and are included in other current assets in the condensed consolidated balance sheets. A provision for estimated future losses on fixed price contracts amounting to $138,628 is included in other current liabilities in the condensed consolidated balance sheet as of September 30, 2008.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 4T.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2008, the Company issued 10,000 shares of common stock upon the conversion of $10,000 of convertible notes issued on May 9, 2007 by the holder thereof.  No additional consideration was paid by the note holder in connection with the issuance of such shares of common stock, and such shares were issued pursuant to the exemption from registration provided under Rule 506 under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

There are no defaults upon senior securities exceeding 5% of total assets of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three-month period ended September 30, 2008.

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

VERUTEK TECHNOLOGIES, INC.

DATE: November 3, 2008	By:	/s/ John Collins
John Collins, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael Vagnini
Michael Vagnini, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350
32.2	Certification pursuant to 18 U.S.C. Section 1350