Form 10-K
period 2008-12-31
VeruTEK Technologies, Inc.
filed 2009-03-27
CIK 1346988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

                |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

                |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-130394

VeruTEK Technologies, Inc.
(Exact name of the registrant as specified in its charter)

Nevada	06-1828817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 West Dudley Town Road, Suite 100 Bloomfield, CT	06002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (860) 242-9800

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None
Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_|    No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes |_|    No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_|    No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $8,930,978 based upon the last sale price of the registrant’s Common Stock on the OTC Bulletin Board on June 30, 2008.

As of March 20, 2009, 27,049,278 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

VeruTEK Technologies, Inc.

INDEX

Part I	Description	Page Number
Item 1	Business	1
Item 1A	Risk Factors	10
Item 1B	Unresolved Staff Comments	19
Item 2	Properties	19
Item 3	Legal Proceedings	19
Item 4	Submission of Matters to a Vote of Security Holders	19

Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6	Selected Financial Data (Not required for Smaller Reporting Companies)	21
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A	Quantitative and Qualitative Disclosures About Market Risk (Not required for Smaller Reporting Companies)	30
Item 8	Financial Statements and Supplementary Data	31
Item 9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	58
Item 9A(T)	Controls and Procedures	58
Item 9B	Other Information	58

Part III
Item 10	Directors, Executive Officers and Corporate Governance	59
Item 11	Executive Compensation	61
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13	Certain Relationships and Related Transactions, and Director Independence	66
Item 14	Principal Accounting Fees and Services	67

Part IV
Item 15	Exhibits, Financial Statement Schedules	68

Signatures		69

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act		70

Exhibit Index		71

ii

FORWARD LOOKING STATEMENTS

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding VeruTEK Technologies, Inc.'s (the "Company") financial position and business strategy and the plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, one-time events and the other risks identified elsewhere herein. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in the reports that it files with the Securities and Exchange Commission (the “SEC”).

PART I

Item 1.   Business

Description of Our Company

The Company’s wholly-owned operating subsidiary, also named VeruTEK Technologies, Inc., or VeruTEK-Delaware, was organized as a Delaware corporation on February 1, 2006. VeruTEK-Delaware was formed to develop and commercialize new technologies in the field of environmental remediation. VeruTEK-Delaware provides technical services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant (surface active agent) and oxidant chemistries. The name VeruTEK is registered in the U.S. Patent and Trademark Office.

On May 9, 2007, a Nevada corporation formerly known as Streamscape Minerals, Inc., or VeruTEK-Nevada, completed a share exchange with VeruTEK-Delaware and each of VeruTEK-Delaware's shareholders. Pursuant to the share exchange VeruTEK-Nevada acquired all of the issued and outstanding capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for shares of VeruTEK-Nevada common stock. As a result of the share exchange, VeruTEK-Delaware became a wholly owned subsidiary of VeruTEK-Nevada.

We conduct our business operations through VeruTEK-Delaware. As used hereafter, the terms “Company”, “VeruTEK”, “we,” “us,” or “our” refer to VeruTEK-Nevada and VeruTEK-Delaware, collectively.  Unless otherwise indicated, references to the Company for periods prior to the share exchange shall instead refer to VeruTEK-Delaware.

VeruTEK-Nevada was incorporated in the State of Nevada on February 3, 2004. Until the share exchange, VeruTEK-Nevada was an exploration stage company in the business of the acquisition and exploration of mining properties and intended to be in the business of mineral property exploration. VeruTEK-Nevada’s management determined that the lack of capital and a lack of funding sources to fund mining explorations and mining operations would not allow VeruTEK-Nevada to execute its business plan in a viable fashion. VeruTEK-Nevada’s management decided not to proceed with a mineral exploration program and consequently elected to enter into the share exchange with VeruTEK-Delaware.

On December 19, 2008, the Company announced that it intends to cease filing certain reports with the SEC following the filing of this Form 10-K for the fiscal year ended December 31, 2008.  The Company expects that it will file a Form 15 with the SEC to voluntarily suspend its duty to file reports under Section 15(d) of the Exchange Act; however, the timing of the filing of the Form 15 will continue to be evaluated by the Company’s Board of Directors and may be delayed at any time and for any amount of time, including indefinitely, in the sole discretion of the Board of Directors.  The Company is eligible to no longer file such reports because it has fewer than 300 holders of record of its common stock.

Upon filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will immediately be suspended.  As a result of no longer making such filings, the Company’s common stock will cease to be eligible for quotation on the OTC Bulletin Board, or the OTCBB.  There can be no assurance that the Company’s common stock will be traded in any other forum, such as the Pink Sheets, or that any brokers will continue to make a market in the Company’s common stock once the Form 15 is filed.

On or shortly after the date of filing of the Form 15, the Company also intends to reincorporate from the State of Nevada to the State of Delaware.  The reincorporation is intended to allow the Company to take advantage of the greater predictability and flexibility afforded by Delaware’s corporate laws and its extensive and established case law.

Description of Business

We are an environmental remediation company that provides environmental solutions for complex environmental problems. We have developed new clean and green technologies using food-grade surfactants and food additives that remove contamination without risk to humans or the environment. We anticipate that our technologies will allow development of the following revenue streams:

•	remediation of contaminated sites;

•	sale of branded green chemicals;

•	licensing of proprietary technology; and

•	laboratory services.

We currently derive our revenue from technical services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation. The Company is using engineering optimization, treatability studies and pilot studies to successfully demonstrate its capabilities in customizing remedies to address environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. As of December 31, 2008, the Company had secured one large project with Keyspan Corporate Services LLC (“Keyspan”) and eight relatively small commitments for full scale remediation projects. The Company has completed four of the eight smaller implementation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.   We have not yet established revenue streams related to the sale of branded green chemicals or licensing of proprietary technology.

The Company had two customers that accounted for approximately 46% of its revenues for the year ended December 31, 2008. Keyspan and an agency of a state government accounted for 29% and 17% of  2008 revenues, respectively.

We have successfully tested the first series of clean, green and effective technologies for surface and subsurface contamination in laboratory and field studies. The tests have involved both laboratory and field study. Laboratory studies were conducted by an independent third-party laboratory. Field tests were observed by a third party consultant and the New York State Department of Environmental Conservation, or the NYSDEC. A report on field tests prepared by the third party consultant has been accepted by the NYSDEC.  In addition, we have received approvals from the South Carolina Department of Health and Environmental Control and the Florida Department of Environmental Protection to utilize our technology for remediation at potential client sites in their respective states.  We will use this technology to diversify our revenue streams. In the long term, we expect these technologies will be used to penetrate the fragmented environmental market so the Company can become the first large, green environmental services firm.

Currently, most contaminated surface soil is excavated, treated at an off-site facility and landfilled. Initially, we expect remediation of contaminated sites will be our most significant revenue stream. We will clean soils, sediments, and groundwater especially for clients with large liabilities (such as Fortune 500 industrial clients, utilities, the federal government and others). These solutions remove contamination at complex (large) commercial/industrial and government sites. Our opportunity and vision is to replace the dig/haul/landfill mentality that pervades the environmental market. Instead of costly removal of vast quantities of contaminated soil, we now have the ability to design treatments in place using food-grade materials.

Branded green chemical development is a further potential revenue stream. We have developed our first line of green, biodegradable solutions for environmental cleanup. The continual development and branding of the VeruSOL™ line of products will facilitate movement of the marketplace to more intelligent, earth-friendly solutions. We believe selling of branded green chemicals will catalyze our position in the environmental marketplace.

The environmental market is fragmented between water resources management, laboratory and analytical, consulting, real estate, and remediation sectors. Remediation (or cleanup) and laboratory services are common themes of these markets; both are marketing vehicles and revenue generators. Initially, our laboratory services will focus on high-end and specialty analysis of pollutants to support remediation methodologies and programs. As we grow, we expect our laboratory will grow to provide support for our growing services.

With a previous dearth of real environmental solutions available, the environmental consulting market is currently commodity driven by technologies centered on excavation and landfill disposal. These traditional remediation technologies are basic to many implementers and result in a lack of differentiation and higher levels of competition. With more complete, long-term solutions for cleanup, we believe the environmental consulting market will be changed to high-end consulting for true cost-effective remediation utilizing green chemistry that can be safely implemented. We are positioned to capitalize on this trend in the market.

Our technologies can achieve complete or near complete cleanup of soils to provide a real solution. We use plant-derived natural surfactants that constitute our green solution.  We believe the cost of our technology is comparable to excavation and landfill disposal technologies for contamination near the surface of the ground. However, unlike traditional excavation and landfill remediation, our technology is not depth limited and consequently we are able to remediate subsurface soil contamination at greater depths. The cost of excavation and landfill disposal remediation at depth is prohibitive. In addition, excavation and landfill disposal is almost never 100 percent effective and sometimes leaves significant amounts of contamination in place. Excavation and landfill disposal also increases the likelihood of exposure to contaminants for workers and communities through which contaminants are hauled. By design, landfill disposal moves the contamination from one location to the landfill location without eliminating the contamination. Our technology has none of these limitations.

Our technologies are effective in remedying organic chemical based non-aqueous phase liquids in soils and groundwater.  Organic chemicals are carbon and hydrogen compounds that are important constituents of many products and industries such as paints, plastics, food, explosives, drugs and petrochemicals, to name but a few. As a result of our technology development, we have positioned ourselves as a solution provider for many types of organic chemical contamination by providing uniquely designed solutions in partnership with the traditional environmental remediation consultants and implementers. We believe our technology is unique and we have 13 active patent applications pending in the U.S. and other foreign jurisdictions covering 9 different technological matters.  The Company is using its green chemistry solutions and implementation technologies to develop solutions for a number of applications, including providing remedies to treat herbicide and pesticide contamination and contaminated real estate.  The Company is also evaluating opportunities in its laboratory including oil spill remediation, oil extraction and water treatment. Accordingly, we believe we are uniquely positioned to capitalize on the drive toward more effective, safe and economical solutions to environmental problems.

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

We believe we have the opportunity to redefine the environmental market with green-brand and cost-effective solutions. In addition, borrowing marketing strategies from other industries will help transform the large commodity-driven environmental market to a specialty market.

As of December 31, 2008, we had 19 employees, of which 15 were full time salaried employees and 4 were hourly employees. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our research and development expenses were $392,815 and $167,618 for the fiscal years ended December 31, 2008 and 2007, respectively.

Products and Services

We have developed several new, patentable technologies that we believe will change the nature of the environmental remediation market at complex waste sites. By combining surfactant and oxidant chemistries, we have invented a proprietary controlled dissolution and desorption process (by dilute surfactant mixtures) with concomitant biological or chemical destruction processes. We have already developed a simultaneously coupled co-solvent/surfactant activated persulfate oxidation process. Our goal is to have our remedies replace generic site remedies with designer surfactant/oxidant combinations that are environmentally safe and non-intrusive to the nearby community. We believe designer remedial applications will have the same brand appeal to environmental stakeholders that “designer drugs” have in the pharmaceutical industry. We expect the environmental industry to evolve toward a pharmaceutical-like business with green chemicals (the VeruSOL™ line, for example) continually developed and sold under developed brand names.

Our Surfactant-Enhanced In Situ Chemical Oxidation (S-ISCO™) is a technology that safely destroys (reduces to carbon dioxide and water) organic contamination.  It can target contamination deep in the subsurface of soils such that remediation is possible where previously it was not possible.  It also provides a cost-effective and safe means to remedy surface and subsurface contamination in place without excavating it and sending millions of tons of contaminated soils to landfills, many of which are hundreds or thousands of miles away.  Our technology has been tested in the laboratory for a specific contaminated site with coal tar in the subsurface.  It was also successfully implemented at a Connecticut site in 2008 and at a pilot test site from April 2006 to November 2006.  An independent third-party report concluded that our S-ISCO™ mixtures traveled together (coeluted) to targeted soil zones and contaminants were solubilized and destroyed through the pilot test area. Results of the transport data show that contaminated soil strata were and can be targeted for treatment by the S-ISCO™ method. The pilot test demonstrated that S-ISCO™ can be used to treat the contaminants such as tar saturated soils, tar blebs and tar-coated lenses beneath buildings and other potential obstructions (for example, railroad tracks).  The NYSDEC has also approved the application of S-ISCO™ for full scale remediation and implementation is underway at a client site. S-ISCO™ is one type of a family of coelution technologies that we are developing.  We have completed extensive laboratory work for the remediation of chlorinated compounds.  We are continuing to work on development of remedies for the remediation of common herbicides and pesticides often found as residual material in farm soils.

We have developed green chemistry solutions using plant-derived surfactants and implementation technologies that remediate and eliminate the environmental effects of chemical waste.

COELUENT TECHNOLOGIES™

Coeluent Technologies™, which include S-ISCO™, provide treatment that enables the rapid removal of contaminants from soils and groundwater.

S-ISCO™

The S-ISCO™ process uses groundwater to move green chemicals that destroy contaminants to where the contaminants are located in the soil.  Alternatively, in soils that have low permeability, S-ISCO™ can be deployed using emplaced fracturing methodologies or direct-push injection.  S-ISCO™ requires no heavy equipment, no destruction of buildings, little odor control, and has very little community impact.

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

HERBICIDES AND PESTICIDES

The Company has developed a remedy for legacy soil and groundwater herbicides and pesticides such as endrin and DDT that it is currently testing in a field demonstration.  Remedying herbicide and pesticides is useful in marketing to chemical companies that have a portfolio of contaminated properties from past improper disposal practices, railroads that used them extensively on their right of ways and military sites.  It also provides an additional opportunity to formulate a retail product that can be sold for residential buyers concerned about the presence of toxic compounds in their lawns.  Notably, communities around the United States are preventing residential and commercial development of farmland soils that have had past agricultural activities until removal of legacy herbicides and pesticides.

CONTAMINATED REAL ESTATE REMEDIATION

The Company believes its technologies will have an impact on the “Brownfield’s” real estate market.  The Company’s green technologies can safely remedy contamination in-situ in cities and residential areas without having to destroy structures or move residents.  These technologies can be used to essentially eliminate the stigma of these properties for sale and resale.  The Company intends to develop  partnerships or joint-ventures with a real estate investment companies to clean urban, contaminated properties.

OIL SPILLS

S-ISCO™ products are readily applicable to oil spills.  Because they are made of natural surfactants, they do not impact the marine environment.  Their action in slowly dissolving and then degrading coal tar is easily transferred to beach oil, both on rocks and that which has seeped into the beach sands.

Demand

Government, industry, and the public are interested in cleaning up the environment. Federal and state laws require the cleanup of contamination that has been released into the environment.  When hazardous waste is dumped in soil, it poses a direct risk to dermal exposure and contaminants volatilize such that people can be harmed by inhaling minute quantities of gas that volatilize from the soil.  The hazardous waste also migrates to groundwater where minute quantities of the organic compounds dissolve in the groundwater.  These dissolved contaminants, benzene, for example, are transported off-site, where they volatilize into the soil gas and eventually can make their ways into houses.  The exposure pathways are called “vapor intrusion.”  Inhalation of the minute quantities of contaminants has been identified by the United States Environmental Protection Agency, or the EPA, as a significant potential exposure pathway to be evaluated on hazardous waste sites.  In many cases, there is no permanent remedy that removes contamination to provide sufficient protection to the general public and ecology.   As such, most owners of contaminated land generally approach the clean up through a risk based standard where they do the minimum clean up in order to limit their liability.  Risk-based standards are not a permanent remedy for several reasons:  (1) they are constantly being revised (usually downward) based on new or updated toxicological information, (2) new compounds are added to the regulatory list as new toxicological information is acquired and (3) based on new toxicological information, any site that is “closed” but that has residual contamination (that is, most, if not all, contaminated sites) can be reopened by the EPA to require a more extensive cleanup.  We believe parties engaged in site clean up will begin to migrate from risk based standard remedies to designer surfactant/oxidant combinations that are environmentally safe and non-intrusive to the nearby community.

Distribution

We are currently distributing our products and services exclusively through direct marketing but expect to also distribute and market through licensees and chemical companies.

Environmental Market

The environmental market is fragmented between water resources management, laboratory and analytical, consulting, real estate and remediation sectors. Remediation, which is an endpoint of all environmental projects, ties these markets together.

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

Additionally, federal legislation such as the Clean Water Act, the Superfund law and Sarbanes-Oxley, have created both a legal requirement and a financial incentive to clean up contaminated sites, accelerating demand for environmental remediation. The Clean Water Act restricts pollution of the “Waters of the United States” without a permit.  The Superfund program forces people who own or who have owned toxic waste sites to remedy contamination that has leaked offsite.  The Superfund Amendment, Resource Conservation and Recovery Act legislates that potentially responsible parties are responsible for onsite contamination.  Other important environmental contamination legislation includes the Endangered Species Act, the Community Right to Know Act and the Toxic Substances Control Act.

The profit motive also drives the environmental remediation market.  Real estate developers have increasingly focused on acquiring and remedying contaminated properties due to their low acquisition costs and potential for value recovery.  Property owners, insurers and shippers importantly seek to mitigate their environmental liabilities through environmental remediation.

Due to such legislation, large corporations must set aside substantial reserves to pay for environmental remediation.  These firms are required by federal and state law to cleanup the contamination that has been released into the environment.  Corporate reserves mainly address the impact of contamination on human health and the ecology. In addition, new government accounting rules will now require government bodies or agencies to recognize remediation liabilities.

As a result, the Company believes that over the next several years, federal, state, and local governments and private industry will commit billions of dollars annually to clean up sites contaminated with hazardous waste and petroleum products from a variety of industrial sources, which should drive demand for environmental remediation services and technologies.

Technology

Excavation and landfilling is the most frequently used method of soil and groundwater remediation in the U.S. However, much of the simple surface contamination amenable to low-tech removal has been completed. The remaining problems are deeper subsurface and contributing substantial contamination to groundwater and vapor in residences and commercial establishments. Because there is no effective remediation of subsurface contamination, there is a high demand for an effective remedy.

Technology Implications of VeruTEK Technologies

Remediation costs have been a prohibitive factor in speeding the pace of cleanups and the flow of revenues for firms concentrating on remedial construction. Cost effectiveness is already a vital competitive differentiating factor for contractors and is expected only to grow in importance. For many complex sites, such as those with light non-aqueous phase liquids, or LNAPLs, or dense non-aqueous phase liquids, or DNAPLs, including chlorinated solvents, Manufactured Gas Plant, or MGP, residuals and polynuclear aromatic hydrocarbons, or PAHs, treatment has been practically limited to excavation with off-site disposal.

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

EPA policy and a strong emphasis on cost effectiveness from the buyers of remediation services are both helping to drive in-situ methods, which require better technical solutions. The majority of “backlogged sites” are problem sites, which may either require novel treatment or new technologies. We believe the current marketplace needs more effective treatment of both groundwater and soil contamination.

Fewer of the more complex sites have been cleaned up and many U.S. Department of Energy sites are specifying “cap and contain” solutions to prevent contamination problems from spreading or worsening while they await remediation. In effect, this creates a technology waiting game until cost-effective on-site treatment methods are proven and approved by regulators.

Development of In Situ Technology

The development of soil-vapor extraction, or SVE, was a significant development in the in situ remediation of petroleum-based wastes (Dr. Hoag, one of the founders of VeruTEK-Delaware was the primary developer of SVE technology in the early 1980s). However, the presence of chlorinated compounds, NAPLs, or DNAPLs nullifies the effectiveness of the combined SVE and current above-ground systems. (Many chlorinated volatile organic chemicals, or VOCs, are (1) not well absorbed onto activated carbon, (2) resistant to effective catalysis, and (3) corrode internal combustion engines because of hydrochloric acid formation.) The slow rate of extraction of NAPLs or DNAPLs makes SVE an impractical remedial method for those contaminants, particularly those at depths lower than the water table.

More recently, in-situ chemical oxidation has been used to remediate soils and groundwater, especially in media that are contaminated with chlorinated VOCs. In-situ chemical oxidation, or ISCO, involves injecting chemical oxidants into the soil and/or groundwater to oxidize organic contaminants. The common oxidants are hydrogen peroxide-based, Fenton’s chemistry, and potassium permanganate, or KMnO 4, better known as permanganate. Ozone can also oxidize organic contaminants in-situ, but it has been used less frequently when higher levels of contaminants are present. Complete mineralization to carbon dioxide and water is the desired endpoint of an ISCO process. These ISCO technologies can work well on simple sites with low-level soil and ground water contamination, but generally have failed on sites (complex sites) that have NAPLs present. Potassium permanganate is limited to treating chloroethenes, such as trichloroethene, but is ineffective at treating non-chlorinated hydrocarbons and most pesticides, herbicides and PCBs. Our successful combination of surfactant and oxidant chemistry has allowed the development of a controlled release of NAPL and absorbed contaminants into the aqueous phase with subsequent degradation by oxidants. Coupled with free-radical based in-situ chemical oxidation processes such as activated persulfate and Fenton’s chemistry, industry and government agencies will now have a remedial alternative that can treat their many waste sites.

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

Technology Opportunities

The trends in technology applications and characteristics of waste sites requiring remediation provide market opportunities for technologies that:

•	are completely in-situ;

•	minimize residuals;

•	treat chlorinated hydrocarbons;

•	treat light non-aqueous phase liquids (“LNAPLs”) and DNAPLs where conventional SVE and ISCO is generally ineffective;

•	are proprietary and provide market differentiation;

•	simultaneously treat groundwater and soil; and

•	can be used in tandem with other complementary technologies.

As previously mentioned, we believe technologies are directly applicable to each of the most likely remediation opportunities.

Competition

The remediation market is composed of a substantial number of companies. We believe most top remediation companies are large construction management firms that mainly provide low-technology solutions that move soils to treatment centers or landfills. We believe the trend is toward smaller high-tech companies.

Several mid-sized, full-service remediation companies are poised to compete with the larger remediation firms by using innovative technology as a differentiator. One such company has branded a calcium peroxide-based, slow-oxygen-release product as a key technology. This technology may compete with our Company on specific sites, but is more likely a useful partner to our Company on sites requiring multiple strategies and higher levels of technologies required for cleanup and site closure.

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

We believe the trend in environmental remediation is moving toward more sophisticated cleanup operations that emphasizes risk and liability management. The trend is moving away from specialization, reflecting that a team should be able to solve more than one problem or use one technology. This trend benefits smaller firms that can provide niche services to the larger remediation companies that dominate the market.

The beliefs regarding the competitive dynamics in each of the three main remediation markets are outlined below.

The traditional excavation/landfill market is comprised of consultants, who frequently recommend dig and haul strategies and then contract the landfill type companies.  We believe these companies can also be allies of the Company because they are supposed to be technology neutral.  The Company also works with landfill/treatment companies.

We believe that the problems with traditional excavation include:

•	environmentally unfriendly and requires excavation of material in neighborhoods and transporting through communities;

•	not a sustainable and green remedy, due to energy inefficiency;

•	low tech solution;

•	landfill capacity is shrinking and the cost of landfill space is increasing;

•	potentially responsible party continues to bear liability even in the landfill, if the landfill leaks; and

•	contamination often exceeds 25 feet and continues into the groundwater.

The containment market is a remedy of last resort.  Containment solutions include wall construction in the soil and/or pumping of wells to keep contamination contained.  We believe that issues with this solution include:

•	it does not solve the problem;

•	the wall dissolves;

•	liability is still there;

•	can not generally reuse the property;

•	expensive solution; and

•	community unfriendly.

The final market, which is usage of only an oxidant without surfactants, is mainly employed by chemical companies.  We believe that oxidant-only solutions have several shortcomings which include:

•	remedy is not permanent in nature;

•	it can be expensive;

•	inject it and forget it; and

•	oxidant-only solutions are not effective.

Barriers to Entry

We have identified four barriers to competition that are important to maintain during implementation of our business plan. First, we have implemented an aggressive patent program to ensure that intellectual property rights are maintained. A provisional patent that acts as an umbrella for all S-ISCO technology was applied for in April 2006 and a final patent was applied for in March 2007. Including this provisional patent, we have a total of 13 active patent applications pending in the U.S. and other foreign jurisdictions covering 9 different technological matters.  Second, we plan to focus our competitive efforts on more complex issues where simple solutions such as excavation are not effective. We are providing the leadership to refocus competition on the larger excavation market and partnering with potential competitors in delivering its products and solutions to clients.

Third, the science and engineering behind ISCO is sufficiently complex to provide a barrier to competition and barriers to entry. We have completed comprehensive treatability studies regarding remediation of contaminants through the use of our S-ISCO chemical oxidation process, as well as having completed a field test and four remediation projects.

Fourth, through research and development and branding, we will begin to differentiate our surfactant/oxidant formulations. This will provide potential clients with a brand that provides assurance of effectiveness through a record of success. We have begun this strategy by offering VeruSOL™ products for specific applications.

Item 1A.   Risk Factors

The following section describes the risks inherent with our business. You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Debt Obligations

On May 9, 2009, we expect to owe $1,645,083 in principal and interest to satisfy obligations under secured convertible notes that we issued on May 9, 2007.  We do not currently have sufficient funds to meet those obligations and maintain our operations.

On May 9, 2007, we issued secured convertible notes (the “Notes”) with a face value of $1,685,000, together with related warrants.  The Notes are due on May 9, 2009, at which time we expect to be obligated to pay $1,635,000 in principal ($50,000 of the Notes was previously converted to common stock) and $10,083 in interest, which we pay quarterly.  We do not currently have sufficient funds to meet our obligations under the Notes and maintain our operations.  We are seeking to negotiate a modification of the terms of the Notes to extend the date on which the obligations become due.  We cannot, however, guarantee that we will be successful in negotiating an extension of the term of the Notes.  Any extension that we are able to negotiate could contain a modification of other terms that are highly detrimental to the Company, including, without limitation, a higher interest rate, a higher conversion ratio and/or additional restrictive covenants.  Such modifications could impose significant future obligations on the Company and result in significant dilution to the Company’s stockholders.

If we are unable to negotiate an extension of the term of the Notes, we would need to promptly obtain additional financing or sell assets to meet our obligations, which we may not be able to do on commercially reasonable terms, or at all.  We cannot assure you that we would be able to obtain funding sufficient to satisfy our obligations under the Notes.

Our inability to negotiate an extension of the term of the Notes or to satisfy our obligations under the Notes would likely subject us to lawsuits brought by the holders of the Notes to enforce our obligations and may render us insolvent which could result in a complete loss of our debt and equity holders’ investments in the Company.

Risks Relating to Our Announced Intention to Cease Filing Certain Reports with the SEC and Reincorporate from the State of Nevada to the State of Delaware

There is currently and will continue to be a limited market for our common stock, which may make it difficult to dispose of your common stock.

On December 19, 2008, we announced that we intend to cease filing certain reports with the SEC following the filing of this Form 10-K for the fiscal year ended December 31, 2008.  We expect that we will file a Form 15 with the SEC to voluntarily suspend our duty to file reports under Section 15(d) of the Exchange Act; however, the timing of the filing of the Form 15 will continue to be evaluated by our Board of Directors and may be delayed at any time and for any amount of time, including indefinitely, in the sole discretion of our Board of Directors.  We are eligible to no longer file such reports because we have fewer than 300 holders of record of our common stock.

Upon filing of the Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will immediately be suspended.  As a result of no longer making such filings, our common stock will cease to be eligible for quotation on the OTCBB.  There can be no assurance that our common stock will be traded in any other forum, such as the Pink Sheets, or that any brokers will continue to make a market in our common stock once the Form 15 is filed.  As a result, following the filing of the Form 15, we cannot guarantee that our stockholders will be able to sell their common stock at an acceptable price, or at all.  Furthermore, the ability of our “affiliates” and persons holding our “restricted securities” to dispose of our common stock pursuant to Rule 144 promulgated under the Securities Act (to the extent Rule 144 would have otherwise been available) may be impaired or eliminated if we do not maintain “current public information,” as that term is defined in Rule 144.

Our failure to be quoted on the OTCBB will be an event of default under the current terms of the Notes and will give holders the option to redeem their Notes.

The current terms of the Notes provide that an event of default will occur upon the failure of our common stock to be quoted on the OTCBB for five consecutive business days, which would occur shortly after we file the Form 15 and are no longer eligible for quotation on the OTCBB.  Upon an event of default under the Notes, the holders may require us to redeem all or a portion of the principal and interest owed under the Notes.  If we do not get consent from the holders of the Notes (which we have not yet obtained) and decide to proceed with the filing of the Form 15, we could be subject to significant redemption obligations under the terms of the Notes.  We do not currently have sufficient funds to meet our obligations and maintain our operations if all of the holders of the Notes were to request redemption.  In addition to the Notes, there might be similar breaches and violations of the terms of other of our agreements upon filing of the Form 15.

Risks Relating to Our Business

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in the field of environmental remediation for an extended period of time, VeruTEK-Delaware did not begin operations of its current business concept until February 1, 2006. We have a limited operating history in our current line of business, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult to forecast our future results based upon our historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to achieve profitability.

We incurred net losses that have resulted in an accumulated deficit of approximately $11.9 million as of December 31, 2008. Our management believes that our current business plan will be successful and that we will be able to limit our losses; however, our business plan is speculative and unproven.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.  If we incur significant operating losses, our stock price may decline, perhaps significantly.

There is substantial doubt about our ability to continue as a going concern as a result of our cash flow challenges, sustained net losses, the lack of a sufficient number of full scale remediation projects with adequate profit margins and the fact that a relatively small number of customers comprise a significant portion of our revenues and if we are unable to generate significant revenue or alternative financing, we may be required to cease or curtail our operations.

 In their report, dated March 27, 2009, prepared in conjunction with our consolidated financial statements, our independent registered public accounting firm included an explanatory paragraph stating that, because we have incurred net losses,  and have an accumulated deficit, there is substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of approximately $11.9 million at December 31, 2008. Our working capital of approximately $0.1 million at December 31, 2008 is net of $1,546,818 of Notes and related warrants issued on May 9, 2007. The Notes are reflected in the accompanying consolidated financial statements at their face value of $1,635,000 less unamortized discounts related to the warrants and a beneficial conversion feature. The Notes have been classified as a current liability at December 31, 2008 due to their May 9, 2009 maturity date. The Company is pursuing options for replacement financing and amendment or extension of the Notes and there is no guarantee that the Company will be successful in meeting the repayment obligations of the Notes when they come due. As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  As of December 31, 2008, we had secured one large project with Keyspan Corporate Services LLC, or Keyspan, and eight relatively small projects for full scale remediation projects (four of which are complete). We have not yet secured a sufficient number of sufficiently profitable implementation projects to allow us to achieve profitability. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure our long-term viability. These factors raise substantial doubt about our ability to continue as a going concern.

The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue and profit or alternative financing we may be required to cease or curtail our operations.  If we do not secure projects for full scale environmental remediation of sufficient size and profitability or if we do not secure additional funding from other sources, we estimate current funding will sustain our operations up to May 9, 2009 when the Notes are due.

We are dependent upon two customers and if we are to lose any one of our customers we may be forced to cease operations.

We have two customers that accounted for 46% of our revenues for the year ended December 31, 2008.   If we are unable to develop additional customers or lose one of our existing customers our operations may be severely impacted and we may be forced to cease operations.

Our management has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our company.

Our acquisition of VeruTEK-Delaware occurred on May 9, 2007. Following the acquisition of VeruTEK-Delaware, the management team, consisting of John Collins, George Hoag, and Michael Vagnini, is responsible for the operations and reporting of the combined company. The requirements of operating as a small public company are relatively new to the management team and the employees as a whole. We have needed to obtain outside assistance from legal, accounting, investor relations, and other professionals who have been, and could continue to be, more costly than planned.  Any failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

While we believe that we currently have adequate internal control over financial reporting, we must maintain adequate internal control over financial reporting.

Until we are no longer subject to the Exchange Act, Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires our management to report on the operating effectiveness of our internal controls over financial reporting. We must maintain an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements, which requires us to incur expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for us to predict if changes in circumstances or the nature of our business and operations will require us to spend additional time and resources to maintain the effectiveness of our internal control over financial reporting and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment process on a timely basis. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

We are dependent on the environmental remediation industry, which has experienced volatility in remediation spending.

We derive the majority of our revenues from sales of services and products to the environmental remediation industry. Purchases of our services may be deferred as a result of many factors including mergers and acquisitions, regulatory decisions, weather conditions, rising interest rates, clean-up specific financial situations and general economic downturns. In the future, we may experience variability in operating results, on both an annual and a quarterly basis, as a result of these factors.

Environmental remediation industry sales cycles can be lengthy and unpredictable, which can cause delays in purchasing and variability to our financial projections and could adversely affect our results of operations.

Sales cycles with customers in the environmental remediation industry are generally long and unpredictable due to a variety of factors including regulatory processes, customers’ budgeting, purchasing and political influences. Accordingly, realization of revenues from projects can take longer than expected. Our remediation customers typically issue requests for quotes and proposals, establish evaluation committees, review different technical options with vendors, analyze performance and cost/benefit justifications and perform a regulatory review, in addition to applying the normal budget approval process within a company. Delays in completing these processes can cause delays in purchasing and variability to our financial projections and could adversely affect results of operations.

We face competitive pressures from a variety of companies in the markets we serve which may have an adverse effect on our operating results.

We are a small company in a highly competitive market. Some of our present and potential competitors have, or may have, substantially greater financial, marketing, technical or manufacturing resources, and in some cases, greater name recognition and experience than we have. Some competitors may enter markets we serve and sell products at low prices in order to obtain market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of their products and services than we can. Current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also produce products or provide services that are equal or superior to our products and services, which could reduce our market share, reduce our overall sales, severely impair our ability to secure business and require us to invest additional funds in new technology development. Our technology is new and we have implemented or are currently implementing only one large scale remediation project and eight relatively small projects for the full scale remediation of contaminated environmental sites. We have not yet secured a sufficient number of sufficiently profitable implementation projects to allow us to achieve profitability. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure our long-term viability.  We may face competition from other environmental remediation firms with alternative technologies that will be less costly to the client and result in our inability to secure projects or result in our inability to secure such projects at acceptable profit margins. If we cannot compete successfully against current or future competitors, this will have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

In addition, fluctuations may be caused by a number of other factors, including:

•	the timing and volume of customer contracts, projects and customer cancellations;

•	a change in our revenue mix of services and a resulting change in the gross margins;

•	the timing and amount of our expenses;

•	the introduction of competitive services or products by existing or new competitors;

•	reduced demand for any given service or product; and

•	the market’s transition to new technologies.

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

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations, our field operations and our laboratory operations. This expansion will place a significant strain on our management team and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively hire, train, motivate, and manage our employees. Our failure to properly manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We depend on our ability to develop and release new products and services from development in a timely and consistent manner.

Our products and services have only recently reached the point of commercialization, been approved for use by regulatory authorities and still may require additional and continuing development to become competitive with other competing products and services. We expect to continue to make substantial investments in technology development. Our future success will depend, in part, on our ability to continue to design and provide new competitive products and services and to enhance and sustain our existing products and services. This product and service development will require continued investment in order to maintain and grow our market position. We may experience unforeseen problems in the development or performance of our technologies or products. In addition, we may not meet our product and service development schedules. Finally, we may not achieve market acceptance of our new products and solutions. These factors could materially affect our ability to forecast operations and negatively affect our stock price, results of operations, cash flow and financial condition.

Our technology may have defects or we may not be able to achieve satisfactory results which could lead to a loss of revenues or product liability claims.

Our products and services use complex development technologies and may contain defects, especially when first introduced or when new technologies are implemented. Despite laboratory testing, we may not detect defects in our new products, services or technologies until after we have commenced commercial implementation. In addition, we may not be able to achieve satisfactory results in remediating client sites due to the complex nature of such sites and the related contaminants. If defects are discovered or satisfactory results are not achieved after commercial implementation of either new products or services:

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

Our environmental solutions for complex environmental problems require plant-derived, food-grade surfactants, for which we currently have an eight-year exclusive relationship with a single manufacturer and supplier.  Because we are dependent on this outside supplier for surfactants and do not maintain an inventory of surfactants, we must obtain sufficient quantities of quality surfactants from our supplier at acceptable prices and in a timely manner.  This manufacturer and supplier could discontinue manufacturing or supplying surfactants, experience interruptions in their operations or raise their prices. We are also dependent on a limited number of outside manufacturers and suppliers for other chemicals for which we must obtain sufficient quantities of quality product from our suppliers at acceptable prices and in a timely manner.  Any or all of these manufacturers and suppliers could discontinue manufacturing or supplying surfactants or these other chemicals, experience interruptions in their operations or raise their prices.

A major decline in our suppliers’ financial condition could cause a production slowdown or stoppage.  As a result, our customers could cancel orders, which could have a material adverse effect on our business and results of operations.  Any of the foregoing could reduce our sales in a given period, cause a loss of business to a competitor, or otherwise cause our financial condition to suffer.

Moreover, we may not be able to identify alternative sources of supply in a timely fashion or at all and any relationship by us with such an alternative source could be inconsistent with our ten-year exclusive relationship with our current surfactant supplier or other chemical suppliers.  Any transition to alternate suppliers may result in delays with respect to the performance of our contracts with our customers or otherwise limit our ability to perform under those contracts and could result in a breach of our arrangement with our current surfactant supplier and other chemical suppliers.

We have a long-term letter of understanding with our surfactant supplier and believe we are on good terms with all suppliers.  However, we cannot be certain that we will continue to have access to our current sources of supply of surfactants and other chemicals or that we will not encounter supply problems in the future.

Our inability to maintain adequate manufacturer and supplier relationships due to our financial position and working capital situation may limit the availability of surfactants and other chemicals and impair our ability to implement contracts with customers, which could adversely affect our financial position.

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

Adverse factors affecting economic conditions worldwide have contributed to a general inconsistency in environmental remediation spending and may continue to adversely impact our business, resulting in:

•	Reduced demand for our products or services as a result of a decrease in spending by our customers and potential customers;

•	Increased price competition for our products and services; and

•	Higher overhead costs as a percentage of revenues.

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

If future operations or acquisitions are financed through the issuance of equity securities, stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have established an incentive stock award plan for management and employees. We have granted options to purchase shares of our common stock to our directors, employees and consultants and we will grant additional options in the future. The issuance of shares of our common stock upon the exercise of these options may result in dilution to our stockholders.

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

Our success depends upon a number of key management, sales, technical and other critical personnel, including our Chief Executive Officer, Director or Research and Development and Chief Financial Officer, the members of our Board of Directors and other key employees. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including the timeliness of new product introductions, success of product development and sales efforts, quality of customer service, and successful completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations. Competition for such personnel in the technology industries is intense, and we may be unable to attract, integrate and retain such personnel successfully.

Our bylaws provide that we may indemnify our officers and directors which may result in significant expenditures for our Company, which may further exacerbate our losses.

Our bylaws essentially provide that we shall indemnify our directors, officers, employees, and agents to the fullest extent permitted by Nevada law. We will also bear the expenses of litigation for any of our directors, officers, employees, or agents. This indemnification policy could result in substantial expenditures which we may be unable to recoup.

We are subject to certain restrictions and covenants under our Securities Purchase Agreement with the holders our Notes and related warrants.

Pursuant to that certain Securities Purchase Agreement that we entered into with investors in May 2007, we are subject to certain restrictions and covenants, including, among others, covenants prohibiting us from selling all or substantially all of our assets except to certain purchasers, limiting our ability to incur indebtedness or issue securities, prohibiting us from amending or modifying our governing documents, and granting certain rights of first offer to such investors with respect to certain issuances of our securities. These restrictions and covenants may have the effect of delaying, deterring or preventing certain transactions and activities by us, which could adversely affect our results of operations, cash flow and financial condition.

If we breach our registration rights agreement with certain of our investors, we could be subject to penalties or liabilities that could have a material adverse effect on our business.

We previously agreed to effect the registration of shares of our common stock issuable upon the conversion of the Notes and the related warrants under the Securities Act of 1933, as amended, or Securities Act, pursuant to a registration rights agreement. On January 18, 2008, the SEC declared effective our registration statement with respect to 3,270,327 shares of our common stock, which included shares of common stock subject to the registration rights agreement issuable upon the conversion of the Notes and related warrants. The January 18, 2008 registration did not meet the requirement under the registration rights agreement dated May 9, 2007. Under the May 9, 2007 registration rights agreement, the registration statement was to be declared effective within 180 days following May 9, 2007. However, we did receive consents we believe extended the registration deadline from investors comprising approximately 70% of the shares of common stock issuable under the issued and outstanding Notes and warrants. Accordingly, we provided an accrued liability of $24,250 for penalties related to the Notes for which holders did not provide consents extending this deadline.  (See “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” included in our Form 10-Q for the quarterly period ended June 30, 2008.)

We have also agreed to effect the registration of 5,693,904 shares of common stock and 3,100,768 warrants to purchase shares of common stock, each issued in conjunction with a May 2008 private placement. On October 27, 2008, the SEC declared effective our registration statement with respect to 5,693,904 shares of common stock and 3,100,768 warrants to purchase shares of common stock. The registration of these shares of common stock and warrants to purchase shares of common stock was completed within the time allowed under the registration rights agreement.

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

The issuance of shares upon conversion of the Notes and exercise of outstanding warrants issued to the investors may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon conversion of the Notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investors may not convert or exercise their Notes and common stock purchase warrants if such conversion would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the investors from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investors could sell more than their 9.99% limit while never holding more than 9.99%.

Our management controls a significant percentage of our common stock, and their interests may conflict with those of our other stockholders.

Two of our executive officers, John Collins, who is our President, Chief Executive Officer, and Director, and George Hoag, who is our Senior Vice President, Research and Development, together with their affiliates, collectively and beneficially own or control approximately 49% of our common stock, as of January 31, 2008.  The concentration of voting control represented by these holdings gives Messrs. Collins and Hoag and their respective affiliates substantial influence over, and the potential ability to control, any matters which require a stockholder vote (which under Nevada law can in certain circumstances be held without a meeting), including, without limitation, the election of our directors, amendments to our articles of incorporation, going private transactions, and the approval of mergers or other business combination transactions.  The ownership positions of these stockholders may have the effect of delaying, deterring or preventing a change in the composition of our board of directors or a change in control transaction, including a transaction in which the holders of the common stock might receive a premium on their shares over a prevailing market price.  Alternatively, such concentration of ownership could result in us undertaking certain types of transactions, including change of control transactions that it might not otherwise pursue.

The interests of Messrs. Collins and Hoag, in their capacity as our stockholders, may not always coincide with our interests or the interests of other stockholders and they may act in their capacity as our stockholders in a manner that advances their best interests as stockholders and not necessarily those of our other stockholders.  Sales of a significant number of shares of our common stock by Messrs. Collins or Hoag, or the expectation that such sales may occur, could also significantly reduce the market price of our common stock.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes a transaction in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following the May 9, 2007 share exchange, the Company’s common stock was quoted for trading on May 17, 2007 on the OTCBB under the symbol “VTKT”. Prior to May 17, 2007, there was no active market for the common stock of VeruTEK-Delaware.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock as quoted on the OTCBB during each indicated quarter. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008
COMMON STOCK	High	Low

First Quarter	$5.00	$1.25
Second Quarter	2.45	0.60
Third Quarter	1.30	0.61
Fourth Quarter	0.75	0.20

	Fiscal 2007
COMMON STOCK	High	Low

First Quarter	$--	$--
Second Quarter	3.25	.05
Third Quarter	15.00	2.30
Fourth Quarter	4.25	2.00

As of March 20, 2009, we believe our shares of common stock were held by approximately 99 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. The transfer agent of our common stock is Island Stock Transfer.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our 2008 Stock Incentive Plan, or the Plan, as of December 31, 2008. The Plan was approved by our Board of Directors on March 27, 2008 and our stockholders on February 3, 2009.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflectedin column (a))

Equity compensation plans approved by security holders	1,220,879	1.21	779,121

Equity compensation plans not approved by security holders	-	-	-

Total	1,220,879	1.21	779,121

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

Unregistered Sales of Equity Securities

On October 7, 2008, we issued a warrant to purchase 253,816 shares of our common stock to Needham & Company, the placement agent for our May 2008 private placement.  The warrant was issued as compensation for their services, and we did not receive any additional cash in return for its issuance.  The warrant has an exercise price of $1.10 per share, will expire on May 30, 2013 and may be exercised for cash or by means of a cashless exercise.  The warrant was issued pursuant to the exemption from registration provided under Rule 506 of the Securities Act.

During the three-month period ended December 31, 2008, we issued 50,000 shares of common stock upon the conversion of $50,000 of Notes by the holder thereof.  No additional consideration was paid by the note holder in connection with the issuance of such shares of common stock, and such shares were issued pursuant to the exemption from registration provided under Rule 506 of the Securities Act.

Item 6.   Selected Financial Data

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS – CAUTIONARY STATEMENTS

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Specifically, all statements other than statements of historical facts included in this report regarding the Company’s financial position and business strategy and the plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such cautionary statements reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, one-time events and other risks identified elsewhere herein. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless of whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in the reports that it files with the SEC.

OVERVIEW

The Company was formed to develop and commercialize new technologies in the field of environmental remediation. The Company provides technical and consulting services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

The accompanying consolidated financial statements reflect the consolidated accounts of VeruTEK-Nevada and its wholly owned subsidiary, VeruTEK-Delaware. All significant inter-company balances and transactions have been eliminated in consolidation

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of approximately $11.9 million at December 31, 2008. Our working capital of approximately $0.1 million at December 31, 2008 is net of approximately $1.5 million of Notes and related warrants issued on May 9, 2007. The Notes are reflected in the Company’s consolidated financial statements at their face value of approximately $1.6 million less unamortized discounts related to the warrants and a beneficial conversion feature. The Notes have been classified as a current liability at December 31, 2008 due to their May 9, 2009 maturity date. The Company is pursuing options for replacement financing and amendment or extension of the Notes and there is no guarantee that the Company will be successful in meeting the repayment obligations of the Notes when they come due.   As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The possible continuation of net losses and the accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business, but, in order to do so, the Company will need to, among other things, extend or refinance the Notes or obtain new financing to pay off the Notes, in the short term, and increase its revenue with adequate profit margins, in the longer term. Although the Company is pursuing such options, there is no guarantee that the Company will successfully complete any or all of these actions. During May 2008, the Company completed a private placement raising approximately $6.3 million (before transaction related expenses) in funds from 41 institutional and accredited investors and 3 directors of the Company. Transaction expenses directly related to the private placement were approximately $0.5 million. At December 31, 2008, the Company is holding approximately $2.6 million in cash and cash equivalents which will be utilized to support future operations. The Company estimates current funding will sustain its operations through May 9, 2009.

Revenues

The Company generates revenue by providing technical services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation. The Company is using engineering optimization, treatability studies and pilot studies to successfully demonstrate its capabilities in customizing remedies to address environmental remediation issues and thereby secure much larger contracts for full scale remediation of environmental issues at client sites. The Company is continuing to pursue such opportunities. As of December 31, 2008, the Company had secured one large project with Keyspan and eight relatively small commitments for full scale remediation projects. Securing a sufficient number of full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company.

On March 3, 2008, the Company and Keyspan entered into an agreement (the “Agreement”), pursuant to which the Company agreed to provide Keyspan with professional services for the purpose of implementing the Company’s S-ISCO remedial measures at Operable Unit number 4 (“OU-4”) Cesspool area of the Bay Shore former MGP site in Bay Shore, New York.  The Company’s services are being performed in accordance with the New York State Department of Environmental Conservation approved Bay Shore/Brightwaters Former MGP Site OU-4, Former Cesspool, S-ISCO Work Plan, dated February 19, 2008.  The Company’s work under this Agreement focuses on the Company’s implementation of S-ISCO at the former OU-4 cesspool area to remediate the MGP-related impacts.  The Agreement contains customary terms and conditions as applied to independent contractors of professional services, including, but not limited to, warranties by the Company regarding the performance of its services in a workmanlike and professional manner, covenants regarding the Company’s compliance with applicable law, indemnification of Keyspan by the Company with respect to, among other things, materials, goods, work and services provided by the Company pursuant to the Agreement, and non-disclosure obligations under the Agreement.  The term of the Agreement will remain in effect until December 31, 2009, unless extended or earlier terminated pursuant to the Agreement’s terms.  The Agreement may be terminated in connection with certain specified events of default, including, but not limited to, any failure by the Company to perform any material covenant for period of thirty (30) days after notice of such failure and any breach by the Company of its non-disclosure obligations under the Agreement.  Keyspan may also terminate the Agreement for convenience upon ten days prior written notice.

LIQUIDITY AND CAPITAL RESOURCES

Financing and Bank Default

During May 2008, the Company closed a private placement with 41 institutional and accredited investors and three of its directors. This private placement consisted of a sale of 2,846,952 units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of approximately $6.2 million (the “Financing”).  Transaction expenses directly related to the Financing were $525,547. In addition, on October 7, 2008, the Company issued a warrant to purchase 253,816 shares of the Company’s common stock to the Company’s placement agent for the transaction, Needham & Company LLC (the “Agent Warrant”).  Each Investor Warrant has an exercise price of $1.30 per share and the Agent Warrant has an exercise price of $1.10 per share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised by means of a cashless exercise. The Investor Warrants will expire five years from the date of issuance and the Agent Warrant will expire on May 30, 2013. The Company has concluded that the terms of the Investor Warrants and Agent Warrant meet the tests of EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), for equity classification.

In connection with the closing of the Financing, the Company entered into a registration rights agreement with the purchasers.  Under the terms of the registration rights agreement, the Company agreed to file a registration statement with the SEC for the resale of the Shares issued in the Financing as well as the shares of the Company’s common stock underlying the warrants issued in the Financing. Failure to file the registration statement within 150 days from the closing of the Financing would have resulted in payment by the Company to each investor of liquidated damages, subject to limitations set forth in the registration rights agreement. These liquidated damages would have been payable in the event that the resale registration statement had not been declared effective within certain time periods or if sales could not have been made pursuant to the registration statement following its effectiveness, each as described in the registration rights agreement. The Company’s registration statement was filed on October 9, 2008, within 150 days of the closing of the Financing as required under the registration rights agreement. In addition, the registration statement was declared effective by the SEC on October 27, 2008, which was within the time period allowed under the registration rights agreement. Accordingly, the registration of these shares of common stock and warrants to purchase shares of common stock was completed within the time allowed in accordance with the registration rights agreement.

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

On May 9, 2007, the Company issued $1,685,000 of the Notes which are convertible into 1,685,000 shares of common stock, and detachable warrants to purchase 842,500 shares of common stock, which are exercisable for a 5 year period at an exercise price of $1.20 per share. Gross proceeds amounted to $1,685,000 and net proceeds amounted to approximately $1.5 million. Gross proceeds were allocated to the Notes and warrants, respectively. The amount allocated to the Notes was $1,396,767 and resulted in a beneficial conversion discount of $151,650. The beneficial conversion discount is being amortized to interest expense over the term of the Notes. The $288,233 allocated to the warrants was recorded as a discount to the Notes and as a derivative instrument liability as of the issue date in accordance with EITF 00-19. The $288,233 discount to the Notes is being amortized to interest expense over the life of the Notes. The warrants are subject to mark-to-market adjustment in each period. As a result, for the year ended December 31, 2008, the Company recognized a pre-tax benefit for derivative instrument income of $2,013,000. The resulting derivative instrument liability was $154,000 at December 31, 2008.  For the year ended December 31, 2007, the Company recognized a pre-tax charge for derivative instrument expense of $1,878,767. The resulting derivative instrument liability at December 31, 2007 was $2,167,000. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 1.1%, volatility of 103% and an expected life equal to the May 9, 2012 contractual life of the warrants. The Notes mature on May 9, 2009, and accordingly have been classified as a current liability in the December 31, 2008 consolidated balance sheet. Although the Company is pursuing options for replacement financing and amendment or extension of the Notes, there is no guarantee that the Company will be successful in meeting the repayment obligations of the Notes when they come due.

During the year ended December 31, 2008, $50,000 of the Notes issued on May 9, 2007 were converted to 50,000 shares of common stock. There were no conversions during the year ended December 31, 2007.

The Company agreed to effect the registration of the shares to be issued upon the conversion of the Notes and warrants under the Securities Act pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing for the Notes.  In the event that the Company failed to file by the required filing deadline or if such registration statement was not declared effective by the required effective deadline, then the Company was required to make cash payments to holders of the Notes equal to 2% of the purchase price for each relevant 30 day period, prorated for partial periods.  However, the Company was entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its initial registration statement until July 20, 2007, which was not within the 60 day period allowed under the registration rights agreement.  The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

The Company received a notice of effectiveness from the SEC on January 18, 2008 for registration of 3,270,327 shares of the Company’s common stock. This registration did not meet the requirement under the registration rights agreement for the registration statement to be declared effective within 180 days following the May 9, 2007 closing for the Notes. However, the Company received consents extending the registration deadline from investors comprising approximately 70% of the issued and outstanding Notes and warrants. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those Notes and warrants for which holders did not provide consents extending this deadline.  In addition, in the event that sales of shares related to the Notes or warrants issued on May 9, 2007 cannot be made pursuant to the registration statement after it has been declared effective, or the Company is required to file an amendment or supplement (or a new registration statement) with certain timing exceptions, the Company is required to make cash payments to the holders of the Notes equal to 2% of the purchase price for each 30 day period, prorated for partial periods. The Company does not currently believe it is probable that it will incur these penalties under the registration rights agreement and consequently has not recorded a provision for these penalties.

The Company has a term note (the “Term Note”) from Webster Bank (the “Bank”) that matures on August 16, 2011. Payments of principal and interest on the Term Note total $1,728 per month. The outstanding balance due on the Term Note as of December 31, 2008 was $48,363. As a result of the issuance of the Notes on May 9, 2007, the Company has been in default of certain provisions of the Term Note. As a result, at the option of the Bank, the stated interest rates for the Term Note could be increased to 13.5% and all interest and principal would become due and payable immediately. As a result, the amount outstanding under the Term Note has been classified as a current liability. As of the date of this filing, the Company has not received any notice that the Bank has elected to increase the interest rate or accelerate the repayment of the Term Note. The Term Note is guaranteed by certain officers and a director of the Company.

Commitments

The Company entered into a lease agreement for office and lab facilities commencing August 1, 2007 and continuing for a 5 year term with an option to renew for a further 5 years. The lease agreement requires annual rental payments ranging from $38,000 in year one to $42,000 in year five. In addition, the Company is responsible for maintenance, taxes, insurance and other costs related to the facility. The Company has capitalized $116,380 in leasehold improvement costs through December 31, 2008 to complete its renovation plan for the initial occupation of the facility.

The Company does not have any off-balance sheet arrangements.

Officer Compensation

The Company has employment agreements effective May 4, 2007 with Mr. John Collins, President and Chief Executive Officer, and Mr. George Hoag, Senior Vice President, Research and Development, and an employment agreement effective May 14, 2007 with Mr. Michael F. Vagnini, Senior Vice President and Chief Financial Officer. The agreements with Mr. Collins and Mr. Hoag expire on December 31, 2016 and the agreement with Mr. Vagnini is an “at-will” agreement. Mr. Collins’ agreement includes a base salary of $250,000 per annum, Mr. Hoag’s agreement includes a base salary of $350,000 per annum and Mr. Vagnini’s agreement includes a base salary of $200,000 per annum.  Mr. Collins and Mr. Hoag are also owed $300,000 each as deferred compensation to be paid at a future unspecified date. These amounts, totaling $600,000, are included in due to officers/directors in the accompanying balance sheets. Mr. Vagnini’s agreement also included a grant of 506,051 shares of restricted common stock that will vest over future periods. As of December 31, 2008, 272,489 shares had vested. Mr. Vagnini would forfeit the 233,562 remaining unvested shares should his employment with the Company terminate. Mr. Vagnini will have 116,781 shares vesting on February 5, 2009 and 116,781 shares vesting on February 5, 2010. (See Note 9 to the consolidated financial statements for further discussion of common stock grants.)

The agreements also include the following benefits and payments:

a.	annual incentive payments equal to a maximum of 50% of base salary to be paid at the discretion of the Board of Directors;
b.	participation in any future stock option program offered by the Company if their respective equity holding is less than 10% of the total equity of the Company;
c.	participation in a profit sharing plan if approved and implemented by the Board of Directors;
d.	twenty days of paid vacation annually;
e.	an automobile allowance of $750 per month for Mr. Hoag; and
f.	severance in the event of a termination (or effective termination) that is not for cause in the amount of one year’s salary for Mr. Collins and Mr. Hoag, which coincides with the terms of their non-compete agreements, and 90 days’ salary for Mr. Vagnini.

On April 10, 2008, the Board of Directors of the Company approved the grant of incentive stock options to purchase 50,000 shares of the Company’s common stock to Mr. Vagnini.  The options were granted pursuant to the Plan.  The options will vest in equal yearly increments over a five-year period beginning the first anniversary of the initial grant date and will expire on April 10, 2014.  The exercise price per share payable upon the exercise of the options will be $1.25.

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

Cash Flows Provided By / Used In Operations

Net cash used in operations was $3,529,997 for the year ended December 31, 2008. The use of cash was primarily a result of operating losses incurred by the Company. The Company’s net loss of $1,796,459 was net of a non-cash benefit of $2,013,000 to mark a derivative instrument liability to market. This was partially offset by non-cash charges of $117,139 for depreciation and amortization, $58,655 for amortization of debt issue costs, $151,152 for the amortization of debt discounts related to warrants, $79,526 for the amortization of a beneficial conversion discount and $320,137 for employee stock compensation expense. An increase in accounts receivable of $345,880 which resulted from increased business activity and associated revenues had an adverse impact on cash flow. Cash flow was also adversely impacted by a $118,441 decrease in accrued payroll and benefits, a $57,572 decrease in customer deposits and a $42,209 decrease in other current liabilities. The decrease in other current liabilities primarily resulted from payments for accrued professional services. Partially offsetting these adverse impacts was a $132,555 increase in accounts payable which primarily resulted from payables associated with increased levels of business activity.

Net cash used in operations was $2,088,926 for the year ended December 31, 2007. The use of cash was primarily a result of operating losses incurred by the Company. The Company’s net loss of $5,888,032 from operations included non-cash charges of $1,878,767 to mark a derivative instrument liability to market, $874,709 for employee stock compensation expense, $242,068 for the amortization of beneficial conversion discounts, $79,300 for amortization of debt discounts related to warrants, $148,567 for non-cash interest expense related to warrant issuances, $95,773 for the amortization of debt issuance costs, $41,890 for depreciation and amortization and $20,833 for interest paid for by the issuance of common stock. Cash used in operations was partially offset by a $94,369 reduction in accounts receivable, a $55,314 increase in accounts payable, an $87,500 increase in customer deposits and a $224,934 increase in other current liabilities. The decrease in accounts receivable resulted from a decline in revenues. Increases in accounts payable and other current liabilities resulted primarily from higher expenses and the timing of payments.

Cash Flows Provided By / Used In Investing and Financing Activities

Net cash used in investing activities for the year ended December 31, 2008 amounted to $800,767. Expenditures were related to the construction and purchase of machinery and equipment ($403,459), the purchase of lab equipment ($339,141), leasehold improvements ($34,325) and the purchase of office furniture and equipment ($23,842).

Net cash used in investing activities for the year ended December 31, 2007 amounted to $219,466. Expenditures amounted to  $94,776 for machinery and equipment, $82,055 for leasehold improvements and $42,635 for other assets including furniture, office equipment and laboratory equipment.

Cash provided by financing activities for the year ended December 31, 2008 of $5,783,194 included $6,263,294 in gross proceeds from the Financing. These proceeds were partially offset by $459,967 in payments directly related to the Financing and $20,133 for repayments of long-term debt.

Cash provided by financing activities for the year ended December 31, 2007 of $3,422,748 included $2,060,001 in gross proceeds from the October 17, 2007 sale of equity securities, $1,685,000 in gross proceeds from the Notes issued on May 9, 2007 and $510,000 in proceeds from the January 4, 2007 Bridge Loan. These proceeds were partially offset by the $349,407 repayment of the Company’s revolving credit facility, $140,000 in debt issuance cost payments, $198,568 in payments directly related to the May 9, 2007 share exchange and $125,648 in payments directly related to the October 17, 2007 sale of equity securities. Additionally, scheduled repayments of long-term debt amounted to $18,630.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2008 VERSUS THE YEAR ENDED DECEMBER 31, 2007

Net revenues for the year ended December 31, 2008 were $1,028,427 as compared to $616,331 for the year ended December 31, 2007. For the year ended December 31, 2008, approximately 70% of the Company’s revenue was derived from full scale remediation projects, 8% from consulting services related to the evaluation of environmental contamination at various sites, and 22% from treatability and pilot studies intended to customize remedies to address specific contamination issues at specific client sites. For the year 2007, approximately 57% of revenues were generated from consulting services and 43% were generated from treatability studies.

Revenues for the year 2008 from consulting services were $269,092 less than 2007 and revenues from treatability and pilot studies were $36,327 less than 2007. This decrease was offset by $717,515 in higher revenues from implementation of projects.

The Company is using engineering optimization, treatability studies and pilot studies to successfully demonstrate its capabilities in addressing environmental remediation issues and thereby secure much larger contracts for full scale remediation projects at client sites. The Company is continuing to pursue such opportunities. As of December 31, 2008, the Company had secured one large project with Keyspan and eight relatively small commitments for full scale remediation projects. Four of the eight smaller projects were completed in 2008. There were no full scale remediation projects completed in 2007.

Revenues for the year 2008 have been below prior expectations as the signing of new contracts and progress on certain implementation projects has been extended.  Progress on the Keyspan project has been slower than expected as the Company and Keyspan address certain implementation issues. The Company believes the aforementioned matters represent delays in timing of revenue realization rather than a decrease in the expected potential for longer-term revenue growth. Regarding the delay in the Keyspan project, the Company expects full resolution of the project-related issues without any material adverse impact on the project results.  The Company does not currently anticipate a loss on the Keyspan project and accordingly has not provided for any such loss on this project. Securing full scale remediation projects at acceptable profit margins is critical to ensure the long-term viability of the Company. Management cannot provide any guarantee that the Company will be successful in securing a sufficient number of full scale remediation projects with acceptable profit margins.

Costs of revenues for the year 2008 of $1,649,414 were $548,111 greater than the prior year. The increase was primarily due to $422,565 in higher direct project costs.  Higher fixed and other overhead costs of $108,780 primarily resulted from an increase in depreciation and spending on supplies. A provision for estimated future losses on fixed price contracts accounted for a $16,766 increase versus the prior year. Provisions for estimated losses on fixed price contracts are based on expected revenues that exclude any performance based fees that may be earned as described in the Company’s revenue recognition policy. Revenues from performance based fees are recognized in the period in which the project-specific criteria are achieved and client acceptance is obtained.

Selling, general and administrative expenses of $2,452,305 for the year 2008 were $227,011 lower than the prior year. The decrease was primarily due to $610,534 in lower share-based compensation expense, $252,320 in lower board of directors fees and a $52,739 reduction in investor relations expenses. This decrease was primarily offset in part by an increase of $283,438 for legal, audit and professional fees, an increase of $204,926 for sales and marketing staff, an increase of $58,191 in administrative personnel expenses, a $49,243 increase for facilities rent and services, and a $66,808 increase for insurance.

For the year 2008, research and development expense of $392,815 increased by $225,197 versus 2007. The increase was due to additional research and development activities related to new technology opportunities.

Derivative instrument income was $2,013,000 for the year 2008 as compared to derivative instrument expense of $1,878,767 for the year 2007. Derivative instrument income and expense reflects a non-cash mark-to-market adjustment to record the derivative instrument liability related to warrants issued in conjunction with the Notes at fair value. The 2008 change in the fair value of the derivative instrument liability was primarily due to a decline in the fair market value of the Company’s underlying shares of common stock at December 31, 2008.

Interest expense of $396,094 for the year 2008 was $281,265 lower than the prior year.  The decrease primarily resulted from $434,745 of non-cash charges in 2007 related to the conversion of the January 4, 2007 bridge loan to shares of the Company’s common stock. This decrease was comprised of $200,345 for the amortization of the bridge loan beneficial conversion discount, $148,567 for amortization of the discount related to bridge loan warrants, $65,000 of debt issuance amortization and $20,833 of interest paid through the issuance of common stock. Partially offsetting the $434,745 decrease resulting from the bridge loan was an increase of $172,783 related to the Notes. The increase resulting from the Notes was comprised of $27,882 for the amortization of debt issuance costs, $37,804 for the amortization of a beneficial conversion discount, $71,851 for the amortization of a discount related to warrants issued in conjunction with the Notes and $35,246 in additional interest paid on the Notes.

Interest income for the year 2008 was $52,742. Interest income was earned on the investment of excess cash from proceeds received in the Financing.

The Company did not recognize any benefit or expense for income taxes for the year 2008 or 2007. At December 31, 2008, the Company had established a full valuation allowance against all tax benefits and accordingly recorded no income tax expense or benefit for the year ended December 31, 2008.

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

Share-based Compensation

The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), to all share-based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders’ requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share-based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

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

The Company accounts for common stock awards granted to employees and directors based on the fair value of the common shares issued. Due to the absence of available arms-length transactions with unrelated parties for the period prior to the share exchange, the Company utilized a discounted cash flow method to determine the fair value of common stock shares as of the date such shares were granted. Appropriate discount rates were utilized reflecting venture capital discount rates in the start-up or early development stages. The Company utilized a start-up venture capital discount rate of 70% for the period up to and including September 30, 2006. Subsequent to September 30, 2006 and up to the date of the share exchange, the Company adjusted its discount rate to 50%, reflecting the successful completion of a pilot remediation project at a client location, thereby substantiating the effectiveness of the Company’s technology and know-how. Subsequent to the share exchange, the fair value of the Company’s common stock is determined by using the adjusted closing price from an active market.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company recognizes share-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company’s estimate of annual forfeiture rates was approximately 3%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its consolidated financial statements.

Revenue Recognition

The Company generates revenue by providing technical services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation.

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

Certain technical services provided by the Company on a fixed price basis, primarily treatability studies, are recognized using the completed contract performance model, as these contracts are generally short-duration contracts. Fees are based upon completion of agreed-upon task-based laboratory services. The Company recognizes revenue when applicable tasks are completed in accordance with the completed contract performance model.

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

The Company bears the risk of cost overruns and inflation with respect to its fixed price contracts, including those for full scale remediation.  If circumstances indicate a loss will be incurred on any such contract, a provision is made at that time for the entire loss.  Revenues related to fixed price contracts comprised approximately 68% of the Company’s total revenues for the year ended December 31, 2008 and approximately 43% for the year ended December 31, 2007.  At December 31, 2008 and 2007, the Company had $29,928 and $87,500, respectively, of deferred revenue in the form of customer deposits received that relate to future services to be provided by the Company. This deferred revenue has been recorded in current liabilities in the consolidated balance sheets as of December 31, 2008 and 2007, respectively. The deferred revenue is recognized upon completion of the services. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue. Deferred costs at December 31, 2008 and 2007 amounted to $14,902 and $33,775, respectively. Deferred costs are included in other current assets in the consolidated balance sheets. An accrual for estimated future losses on fixed price contracts amounting to $15,665 has been provided for and is included in other current liabilities in the consolidated balance sheets as of December 31, 2008. There was no provision for estimated losses on fixed price contracts for the year ended December 31, 2007.

Research and Development Expense

Research and development expenses include payroll, employee benefits, depreciation and direct expenses associated with the discovery and development of new technologies related to environmental remediation. Research and development costs are expensed as incurred.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. The Company did not require an allowance for doubtful accounts as of December 31, 2008.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for the changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The Financial Accounting Standards Board (“FASB”) has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis. The Company has measured and disclosed all major categories of assets and liabilities, to which SFAS 157 applies, at fair value using SFAS 157 guidance.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s results of operations or financial position, as the Company did not elect the fair value option for any of its eligible financial assets or liabilities.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

VeruTEK Technologies, Inc. and Subsidiary

Audited Financial Statements

Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VeruTEK Technologies, Inc.

We have audited the accompanying consolidated balance sheets of VeruTEK Technologies, Inc. and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we have expressed no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VeruTEK Technologies, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has sustained net losses of approximately $1.8 million and $5.9 million for the years ended December 31, 2008 and December 31, 2007, respectively, has an accumulated deficit of approximately $11.9 million at December 31, 2008 and has a principal payment of $1,635,000 due on May 9, 2009 for its secured convertible notes. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP

Glastonbury, Connecticut
March 27, 2009

VeruTEK Technologies, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$2,635,305	$1,182,875
Accounts receivable	471,923	126,043
Other current assets	99,118	60,590
Total current assets	3,206,346	1,369,508

Property and equipment, net	1,005,384	321,756
Other assets, net	4,000	85,583

Total assets	$4,215,730	$1,776,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Convertible notes - current, net	$1,546,818	$-
Long-term debt – current	53,510	68,504
Accounts payable	404,865	206,730
Accrued payroll and benefits	80,059	198,500
Due to officers / directors	600,000	600,000
Derivative instrument liability	154,000	2,167,000
Customer deposits	29,928	87,500
Other current liabilities	230,248	272,457
Total current liabilities	3,099,428	3,600,691

Convertible notes, less current portion, net	-	1,366,140
Long-term debt, less current portion	13,226	18,365
Total liabilities	3,112,654	4,985,196

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 150,000,000 shares
authorized, 27,049,278 issued and outstanding as of
December 31, 2008; 21,305,374 issued and outstanding
as of December 31, 2007	27,049	21,305
Additional paid-in capital	12,986,667	6,884,527
Accumulated deficit	(11,910,640)	(10,114,181)
Total stockholders' equity (deficiency)	1,103,076	(3,208,349)

Total liabilities and stockholders' equity (deficiency)	$4,215,730	$1,776,847

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Net revenues	$1,028,427	$616,331

Costs, expenses and other income:
Cost of revenues	1,649,414	1,101,303
Selling, general and administrative	2,452,305	2,679,316
Research and development	392,815	167,618
Non-operating expenses (income):
Interest expense	396,094	677,359
Derivative instrument (income)
expense	(2,013,000)	1,878,767
Interest income	(52,742)	-
Total costs, expenses and other
income	2,824,886	6,504,363

Loss before income taxes	(1,796,459)	(5,888,032)

Income tax provision	-	-

Net loss	$(1,796,459)	$(5,888,032)

Weighted average common shares outstanding:
Basic and diluted	24,714,117	18,818,130

Net loss per share
Basic and diluted	$(0.07)	$(0.31)

                     The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2007	15,687,582	$15,688	$3,121,405	$(4,226,149)	$(1,089,056)

Shares issued as compensation (Note 9)	996,531	996	873,713	-	874,709

Reverse acquisition recapitalization
adjustment, net (Note 4)	2,950,678	2,951	(164,669)	-	(161,718)

Conversion of bridge loan to
common stock (Note 6)	750,000	750	599,250	-	600,000

Accrued interest on bridge loan satisfied
with common stock (Note 6)	26,051	26	20,807	-	20,833

Beneficial conversion discount - bridge
loan (Note 6)	-	-	200,345	-	200,345

Issuance of warrants in connection with
bridge loan (Note 6)	-	-	148,567	-	148,567

Beneficial conversion discount -
convertible notes (Note 7)	-	-	151,650	-	151,650

Issuance of common stock and warrants in
connection with private placement, net of
issuance costs of $125,648 (Note 8)	1,373,334	1,373	1,932,980	-	1,934,353

Rescission and cancellation of common
shares (Note 8)	(478,802)	(479)	479	-	-

Net loss	-	-	-	(5,888,032)	(5,888,032)
Balance, December 31, 2007	21,305,374	21,305	6,884,527	(10,114,181)	(3,208,349)

Share-based compensation (Note 9)	-	-	320,137	-	320,137

Conversion of convertible notes to common
stock (Note 7)	50,000	50	49,950	-	50,000

Issuance of common stock and warrants in
connection with private placement, net of
issuance costs of $525,547 (Note 8)	5,693,904	5,694	5,732,053	-	5,737,747

Net loss	-	-	-	(1,796,459)	(1,796,459)

Balance, December 31, 2008	27,049,278	$27,049	$12,986,667	$(11,910,640)	$1,103,076

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,796,459)	$(5,888,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,139	41,890
Amortization – debt issuance costs	58,655	95,773
Amortization of debt discounts – warrants	151,152	79,300
Amortization of beneficial conversion discount	79,526	242,068
Non-cash interest expense on warrant issuance	-	148,567
Non-cash interest expense on bridge loan	-	20,833
Loss on disposal of property, plant and equipment	-	3,913
Derivative instrument (income) expense	(2,013,000)	1,878,767
Share-based compensation expense	320,137	874,709
Changes in operating assets and liabilities, net:
Accounts receivable	(345,880)	94,369
Other current assets	(38,528)	(40,355)
Other assets, net	22,928	(4,000)
Accounts payable	132,555	55,314
Accrued payroll and benefits	(118,441)	(4,476)
Customer deposits	(57,572)	87,500
Other current liabilities	(42,209)	224,934
Net cash used in operating activities	(3,529,997)	(2,088,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(800,767)	(219,466)
Net cash used in investing activities	(800,767)	(219,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock and warrants	6,263,294	2,060,001
Proceeds from convertible notes	-	1,685,000
Proceeds from long-term debt - bridge loan	-	510,000
Repayment of revolving loan	-	(349,407)
Payments directly related to private placement issuance costs	(459,967)	(125,648)
Payments directly related to recapitalization	-	(198,568)
Payments for debt issuance costs	-	(140,000)
Repayments of long-term debt	(20,133)	(18,630)
Net cash provided by financing activities	5,783,194	3,422,748

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,452,430	1,114,536
CASH AND CASH EQUIVALENTS, beginning of year	1,182,875	68,519
CASH AND CASH EQIVALENTS, end of year	$2,635,305	$1,182,875

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Consolidated Statements of Cash Flows (Continued)
For the Years Ended December 31, 2008 and 2007

	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$112,430	$111,651
Non-cash investing and financing activities:
Common stock issued upon conversion of convertible notes	50,000	-
Accrued costs directly related to private placement transactions – included in
accounts payable	65,580	-
Common stock issued upon conversion of bridge loan and accrued interest	-	620,833
Beneficial conversion discount – convertible notes	-	151,650
Discount on bridge loan	-	148,567
Common stock issued to advisors - recapitalization	-	36,850

The accompanying notes are an integral part of these consolidated financial statements.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 1 –	ORGANIZATION AND NATURE OF BUSINESS

On May 9, 2007, a Nevada corporation formerly known as Streamscape Minerals, Inc. ("SSMI" or “VeruTEK-Nevada”) completed a share exchange (the “Share Exchange”) with a Delaware corporation known as VeruTEK Technologies, Inc. ("VeruTEK-Delaware") and each of VeruTEK-Delaware's shareholders. Pursuant to the Share Exchange, VeruTEK-Nevada acquired all of the 21,430 issued and outstanding shares of capital stock of VeruTEK-Delaware from the VeruTEK-Delaware shareholders in exchange for 16,684,112 shares of VeruTEK-Nevada’s common stock (see Note 4). As a result of the Share Exchange, VeruTEK-Delaware became a wholly owned subsidiary of VeruTEK-Nevada. VeruTEK-Delaware was organized as a Delaware corporation on February 1, 2006. VeruTEK-Nevada and VeruTEK-Delaware are hereinafter collectively referred to as the “Company”. Unless otherwise indicated, references to the Company for periods prior to the Share Exchange shall instead refer to VeruTEK-Delaware.

BASIS OF PRESENTATION

The Company was formed to develop and commercialize new technologies in the field of environmental remediation. The Company provides technical services to clients to resolve complex environmental remediation matters at a wide range of waste sites, principally by combining surfactant and oxidant chemistries.

The accompanying consolidated financial statements reflect the consolidated accounts of VeruTEK-Nevada and its wholly owned subsidiary, VeruTEK-Delaware. All significant intercompany balances and transactions have been eliminated in consolidation.

GOING CONCERN / MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit of approximately $11.9 million at December 31, 2008. The Company’s working capital of approximately $0.1 million at December 31, 2008 is net of $1,546,818 of secured convertible promissory notes (the “Notes”) and related warrants issued on May 9, 2007. The Notes are reflected in the accompanying consolidated financial statements at their face value of $1,635,000 less unamortized discounts related to the warrants and a beneficial conversion feature. The Notes have been classified as a current liability at December 31, 2008 due to their May 9, 2009 maturity date. The Company is pursuing options for replacement financing and amendment or extension of the Notes and there is no guarantee that the Company will be successful in meeting the repayment obligations of the Notes when they come due. As is typical with early stage growth companies, the Company’s recurring net losses have been largely a result of business development expenses as well as investments in infrastructure for growing the Company’s business and operations.  The possible continuation of net losses and the accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its business, but, in order to do so, the Company will need to, among other things, extend or refinance the Notes or obtain new financing to pay off the Notes, in the short term, and increase its revenue with adequate profit margins, in the longer term. Although the Company is pursuing such options, there is no guarantee that the Company will successfully complete any or all of these actions. During May 2008, the Company completed a private placement raising approximately $6.3 million (before transaction related expenses) in funds from 41 institutional and accredited investors and three directors of the Company. Expected transaction expenses directly related to the private placement were $525,547 (see Note 8). The successful completion of the May 2008 private placement resulted in approximately $2.6 million in cash and cash equivalents at December 31, 2008, which will be utilized to support future operations. The Company estimates current funding will sustain its operations through May 9, 2009.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company generates revenue by providing technical services related to environmental remediation. Revenues result from the implementation of projects to remedy contaminated sites, treatability and pilot studies to evaluate potential remedies, and consulting services related to environmental remediation.

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

Certain technical services provided by the Company on a fixed price basis, primarily treatability studies, are recognized using the completed contract performance model, as these contracts are generally short-duration contracts. Fees are based upon completion of agreed-upon task-based laboratory services. The Company recognizes revenue when applicable tasks are completed in accordance with the completed contract performance model.

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

The Company bears the risk of cost overruns and inflation with respect to its fixed price contracts, including those for full scale remediation.  If circumstances indicate a loss will be incurred on any such contract, a provision is made at that time for the entire loss.  Revenues related to fixed price contracts comprised approximately 68% of the Company’s total revenues for the year ended December 31, 2008 and approximately 43% for the year ended December 31, 2007.  At December 31, 2008 and 2007, the Company had $29,928 and $87,500, respectively, of deferred revenue in the form of customer deposits received that relate to future services to be provided by the Company. This deferred revenue has been recorded in current liabilities in the consolidated balance sheets as of December 31, 2008 and 2007, respectively. The deferred revenue is recognized upon completion of the services. Deferred costs are comprised of costs incurred prior to the recognition of the related revenue. Deferred costs at December 31, 2008 and 2007 amounted to $14,902 and $33,775, respectively. Deferred costs are included in other current assets in the consolidated balance sheets. An accrual for estimated future losses on fixed price contracts amounting to $15,665 has been provided for and is included in other current liabilities in the consolidated balance sheets as of December 31, 2008. There was no provision for estimated losses on fixed price contracts for the year ended December 31, 2007.

SHARE-BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), to all share-based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders’ requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share-based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SHARE-BASED COMPENSATION (Continued)

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

The Company accounts for common stock awards granted to employees and directors based on the fair value of the common shares issued. Due to the absence of available arms-length transactions with unrelated parties in VeruTEK-Delaware’s common stock for the period prior to the Share Exchange, the Company utilized a discounted cash flow method to determine the fair value of common stock shares as of the date such shares were granted. Appropriate discount rates were utilized reflecting venture capital discount rates in the start-up or early development stages. The Company utilized a start-up venture capital discount rate of 70% for the period up to and including September 30, 2006. Subsequent to September 30, 2006 and up to the date of the Share Exchange, the Company adjusted its discount rate to 50%, reflecting the successful completion of a pilot remediation project at a client location, thereby substantiating the effectiveness of the Company’s technology and “know-how.” Subsequent to the Share Exchange, the fair value of the Company’s common stock is determined by using the adjusted closing price from an active market.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The Company recognizes share-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company’s estimate of annual forfeiture rates at December 31, 2008 was approximately 3%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its consolidated financial statements.

DERIVATIVE INSTRUMENT LIABILITY

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2008 and 2007, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument income of $2,013,000 and expense of $1,878,767 for the years ended December 31, 2008 and 2007, respectively, reflects a non-cash mark-to-market adjustment for the derivative instrument liability resulting from warrants issued in conjunction with the Notes (see Note 7).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of bank deposits and money market funds with original maturities of three months or less. All amounts shown as cash and cash equivalents on the consolidated balance sheets, are held as immediately available deposits. There are no restrictions on cash balances shown on the consolidated balance sheets. Cash equivalents consisted of high quality money market funds invested in U.S. Government securities totaling $2,617,276 and other money market funds totaling $3,732 as of December 31, 2008. The Company had no cash equivalents at December 31, 2007.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTS RECEIVABLE

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. The Company did not require an allowance for doubtful accounts as of December 31, 2008 and 2007.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over asset lives that range from 5 to 7 years. Renewals and improvements that extend the useful lives of assets are capitalized. Capitalized leased assets are depreciated over the estimated useful life of the related equipment. Expenditures for maintenance and repairs are charged to expense as incurred. Leasehold improvements are depreciated over the remaining life of the related lease, excluding renewal options.

ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2008 and 2007 amounted to $2,813 and $68,100, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”) The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company has adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

Deferred income taxes are computed in accordance with SFAS 109 and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized (see Note 12).

Prior to the Share Exchange (see Note 4), the Company had elected to be treated as an S corporation under sections of the federal and state income tax laws which provide that, in lieu of federal and state corporate income taxes, all income, deductions, losses and credits pass through to the stockholders for them to report on their personal tax returns. Accordingly, the financial statements do not include any provision for federal or state corporate income taxes for the period prior to the Share Exchange.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FINANCIAL INSTRUMENTS

The carrying amounts for cash, accounts receivable, other current assets, accounts payable, other current liabilities and long term debt approximate their fair value because of the short term maturities of these instruments. The fair value of the Notes is not determinable because of the lack of any quoted market price or trading activity in the instruments (see Note 7 for a description of these instruments).

Proceeds allocated to the warrants issued on May 9, 2007 in conjunction with the Share Exchange are accounted for as a derivative instrument liability in accordance with EITF Issue 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The warrants may require cash settlement at fair value in the event of certain circumstances (see Note 7). The warrants are subject to mark-to-market adjustment based on the fair value of the warrants as determined by using the Black-Scholes model.

FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The FASB has partially delayed the effective date for one year for certain fair value measurements when those measurements are used for financial statement items that are not measured at fair value on a recurring basis. The Company has measured and disclosed all major categories of assets and liabilities, to which SFAS 157 applies, at fair value using SFAS 157 guidance (see Note 15).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have an impact on the Company’s results of operations or financial position, as the Company did not elect the fair value option for any of its eligible financial assets or liabilities.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 2 –	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also provides clarification on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect, if any, that EITF 07-5 will have on its consolidated financial statements.

In December 2007, the FASB reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other accounting literature.  Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on January 1, 2009.  The Company has not yet determined the effect, if any, that EITF 07-1 will have on its consolidated financial statements.

There are no other accounting pronouncements not yet adopted that are expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 –	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash accounts at high quality financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company controls this risk by minimizing cash held at financial institutions and maintaining such balances in non-interest bearing transaction accounts which are insured by the FDIC, including the FDIC’s Transaction Account Guarantee program which fully insures such accounts through December 31, 2009.  Investments of excess cash are maintained in high quality money market funds invested in U.S. government securities. The Company controls credit risk associated with trade receivables through credit approvals, customer limits and monitoring procedures. For the year ended December 31, 2008, the Company had two customers that accounted for approximately 46% of revenues. For the year ended December 31, 2007, the Company had two customers that accounted for approximately 83% of revenues.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 4 –	SHARE EXCHANGE

In connection with the Share Exchange (Note 1), the Company raised approximately $1.5 million, net of approximately $150,000 in transaction costs. The transaction involved a share exchange whereby VeruTEK-Delaware’s shareholders exchanged 100% of their 21,430 common shares outstanding for 16,684,112 common shares of VeruTEK-Nevada. Concurrent with the Share Exchange, VeruTEK-Nevada issued 930,944 shares of its common stock to five advisors to the Share Exchange and also issued approximately $1.7 million of 6% secured convertible notes and warrants. The Notes are convertible under certain conditions into shares of VeruTEK-Nevada common stock.

The Company agreed to effect the registration of the shares issuable upon the conversion of the Notes and warrants under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. The registration rights agreement required the Company to file a registration statement and have such registration statement declared effective within 60 and 180 days, respectively, following the May 9, 2007 closing of the Share Exchange.  In the event that the Company failed to file by the required filing deadline or have such registration statement declared effective by the required effective deadline, then the Company would be required to make cash payments to holders of the Notes equal to 2% of the purchase price for each 30 day period, prorated for partial periods.  However, the Company was entitled to suspend its filing and effective deadline for a period of 10 consecutive business days under certain circumstances.  The Company did not file its registration statement until July 20, 2007, which was not within the 60 day period allowed under the registration rights agreement. The Company believes it was entitled to suspend the filing of such registration period and, as a result, does not owe a cash penalty in accordance with this provision of the registration rights agreement.

Additionally, the Company did not have the registration statement declared effective until January 18, 2008, which was not within 180 days following the May 9, 2007 closing of the Share Exchange. However, the Company received consents it believes extended this registration deadline from investors comprising approximately 70% of the shares of common stock issuable under the issued and outstanding Notes and warrants. Accordingly, the Company has provided an accrued liability of $24,250 for penalties related to those Notes  and warrants for which holders did not provide consents extending this deadline.

Prior to the Share Exchange, VeruTEK-Delaware was a non-reporting, privately held company. The post-Share Exchange Company is accounted for as a recapitalization of VeruTEK-Delaware using accounting principles applicable to reverse acquisitions with VeruTEK-Delaware being treated as the accounting parent (acquirer) and VeruTEK-Nevada (formerly known as SSMI), the legal parent, being treated as the accounting subsidiary (acquiree). Prior to the consummation of the Share Exchange on May 9, 2007, SSMI had been an inactive public shell with 2,019,734 shares of common stock outstanding and at the date of the Share Exchange, it had no material assets, liabilities, or net stockholders' equity. VeruTEK-Delaware is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of VeruTEK-Delaware.

The key components of the reverse acquisition recapitalization adjustment were as follows:

	Common Stock		Additional
	Shares	Amount	Paid-in Capital
Public company shares already outstanding on date of Share Exchange (May 9, 2007), par value $.001 per share	2,019,734	$2,020	$(2,020)

Shares issued and cash paid – Share Exchange costs	930,944	931	(162,649)*

Public company shares issued in exchange for private company shares, par value $.001 per share	16,684,112	16,684	(16,684)

Private company shares exchanged, par value $.001 per share	(16,684,112)	(16,684)	16,684

Reverse acquisition recapitalization adjustment, net	2,950,678	$2,951	$(164,669)

*Includes cash payments for transaction related costs of $198,568, less $36,850 for stock issued to advisors to the transaction.

  VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 5 –	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consists of the following:

	2008	2007
Machinery and equipment	$578,260	$119,758
Automobiles	30,529	30,529
Laboratory equipment	364,372	25,231
Office furniture and equipment	88,707	64,864
Leasehold improvements	116,380	82,055
Construction in process	11,559	66,603
	1,189,807	389,040
Less: accumulated depreciation	184,423	67,284

Property and equipment, net	$1,005,384	$321,756

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 totaled $117,139 and $41,890, respectively.

NOTE 6 –	DEBT

A summary of long-term debt as of December 31, 2008 and 2007 is as follows:

	2008	2007
Term note due on demand (see “Bank Default”), interest at 9.25%, collateralized by substantially all of the assets of the Company and a personal guarantee of certain officers and a director of the Company	$48,363	$63,760
Vehicle financing loan due May 9, 2012, interest at 7.99%, collateralized by the vehicle and a personal guarantee of an officer and director.	18,373	23,109
	66,736	86,869
Less: current portion	53,510	68,504
	$13,226	$18,365

At December 31, 2008, scheduled maturities of long-term debt are as follows:

Year ending December 31:
2009	$21,795
2010	23,978
2011	19,372
2012	1,591
Total	$66,736

   VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 6 –	DEBT (Continued)

BANK DEFAULT

As a result of the Company issuing the Notes associated with the Share Exchange, the Company is not in compliance with certain provisions of its $82,500 original principal value term note from its bank (the “Term Note”) and thus is in default. As a result, at the election of the bank, the stated interest rates for the Term Note may be increased to 13.5% and payment of all principal and interest may be subject to acceleration. The Term Note has been classified as a current liability as of December 31, 2008 and 2007. As of December 31, 2008, the Company had not received any notice that the bank has elected to increase the interest rate or accelerate the repayment of the Term Note.

BRIDGE LOAN

On January 4, 2007, the Company secured a $600,000 bridge loan (the “Bridge Loan”) to support development plans and fund operations. The Bridge Loan had a stated interest rate of 10% which, under the terms of the Bridge Loan, was payable beginning on May 31, 2007. The Bridge Loan was to mature upon the earlier of (a) completion of an equity financing transaction, or (b) May 31, 2008. As a result of the Share Exchange (Note 1), the Bridge Loan was converted into 750,000 shares of the Company’s common stock. In addition, as a result of the conversion, accrued interest expense of $20,833 was paid through the issuance of 26,051 shares of the Company’s common stock and the Company accelerated the amortization of the remaining $51,040 of unamortized debt issuance costs. In accordance with the terms of the Bridge Loan, the Company also issued warrants to the holders of the Bridge Loan. The warrants have a 5 year life (expiring in May 9, 2012) and entitle the holders to purchase shares of common stock of the Company equal to the number of shares issued from conversion of the Bridge Loan (776,051 shares) at a price of $1.20 per share. The terms of the warrants do not provide holders with the option to exercise on a cashless basis, nor do they include any requirement to redeem the warrants based on a Black-Scholes calculation. In addition, the Bridge Loan warrants specifically contemplate settlement of the warrants in unregistered shares. The Company has accordingly concluded that these warrants meet the tests in EITF 00-19 for equity classification.

The Bridge Loan had a beneficial conversion discount because the conversion price of the Bridge Loan was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount and associated warrants was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock after completion of an equity financing transaction. The value of the warrants, and consequently the value of the beneficial conversion discount, could not be determined until a conversion ratio for an equity financing transaction had been established. Accordingly, the total value of the beneficial conversion discount of $200,345 was recognized as interest expense in the second quarter of 2007 as a result of the Share Exchange. The $148,567 allocated to the warrants was based on the fair value of the warrants and was recorded as a charge to interest expense and additional paid-in capital in the second quarter of 2007. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk free interest rate of 4.9%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 7 –	CONVERTIBLE NOTES

On May 9, 2007, the Company issued $1,685,000 of Notes and related warrants. The Notes are due and payable on May 9, 2009, carry a stated interest rate of 6% and, at the option of the holders, are convertible under certain conditions into common stock of the Company at a conversion price of $1.00 per share. The warrants entitle the holder to purchase the number of shares of the Company’s common stock equal to 50% of the number of shares of common stock into which the Notes are convertible. The warrants have a 5 year life and have an exercise price of $1.20 per share. The holders of the Notes have been granted a security interest in substantially all of the assets of the Company. The Notes contain covenants that limit the ability of the Company to enter into certain transactions and further encumber the Company’s assets. The covenants include restrictions on incurring additional indebtedness, payment of dividends, distributions of capital stock, repurchases of capital stock and payments to officers or directors other than reasonable compensation and reimbursements. Gross proceeds amounted to $1.685 million and net proceeds from the issuance of the Notes amounted to approximately $1.5 million. Debt issuance costs attributed to the Notes of $111,850 are being amortized to interest expense over the term of the Notes. The debt issuance costs consisted of cash payments totaling $75,000 and shares of common stock issued to advisors that were valued at $36,850.

For the years ended December 31, 2008 and 2007, the Company recorded interest expense of $58,655 and $30,773, respectively, related to the amortization of debt issuance costs, including an acceleration of amortization of the debt issuance costs related to $50,000 of Notes converted during 2008. Unamortized debt issuance costs at December 31, 2008 and 2007 amounted to $22,422 and $81,977, respectively, and are included in other current assets and other assets, net, respectively, in the consolidated balance sheets.

The Notes contain a beneficial conversion discount of $151,650 because the value allocated to the Notes is less than the fair value of the Company’s common stock. This beneficial conversion feature is calculated after the Notes and warrants have been valued with proceeds allocated on a relative basis. The Company allocated $1,396,767 to the Notes and $288,233 to the warrants (see below). The discounts are being amortized to interest expense over the life of the Notes. For the year ended December 31, 2008, the Company recorded interest expense of $151,152 related to the warrants, and interest expense of $79,526 related to the beneficial conversion discount. Interest expense related to the warrants and beneficial conversion discount for the year ended December 31, 2008 included an acceleration of the amortization related to the $50,000 of Notes converted into common stock during 2008. For the year ended December 31, 2007, the Company recorded interest expense of $79,301 related to the warrants, and interest expense of $41,723 related to the beneficial conversion discount. During 2008, $50,000 of the Notes were converted to 50,000 shares of common stock. Accordingly, as of December 31, 2008, convertible notes of $1,635,000 are reflected on the consolidated balance sheets net of the unamortized portion ($57,780) of the $288,233 discount on the convertible debt relating to the warrants and net of the unamortized portion ($30,401) of the beneficial conversion discount of $151,650. Because the Notes mature on May 9, 2009, they have been classified as a current liability in the December 31, 2008 consolidated balance sheet. There were no Notes converted during 2007.

The $288,233 in proceeds allocated to the warrants was classified as a liability as of the issuance date in accordance with EITF 00-19. The warrants may require cash settlement at fair value in the event of certain circumstances, including certain mergers or consolidations, sale of substantially all of the assets of the Company, sale of more than 50% of the outstanding common shares of the Company, or certain other stock purchase or business combinations. Accordingly, the warrants have been accounted for as a derivative instrument liability which is subject to mark-to-market adjustment. The derivative instrument liability was $154,000 at December 31, 2008 and $2,167,000 at December 31, 2007 (see Note 15).

The fair value of the warrants at December 31, 2008 was determined by using the Black-Scholes model assuming a risk free interest rate of 1.1%, volatility of 103% and an expected life equal to the May 9, 2012 contractual life of the warrants. No dividend yield was assumed because the Company has never paid a cash dividend. The volatility used for the period ending December 31, 2008 was developed using a blend of the Company’s historical volatility and historical volatilities of selected comparable companies. A blended volatility was used because the Company is a relatively new public company and there is limited historical data available on the publicly traded market prices of the Company’s common stock. For the year ended December 31, 2008, the Company recorded a pre-tax benefit for derivative instrument income of $2,013,000.

The fair value of the warrants at December 31, 2007 was determined by using the Black-Scholes model assuming a risk free interest rate of 3.3%, volatility of 50% and an expected life equal to the May 9, 2012 contractual life of the warrants. The resulting derivative instrument liability was $2,167,000 at December 31, 2007. For the year ended December 31, 2007, the Company recorded a pre-tax charge for derivative instrument expense of $1,878,767.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 7 –	CONVERTIBLE NOTES (Continued)

The effective interest rate for the Notes after giving effect to all interest including interest resulting from debt issuance costs, the discount related to beneficial conversion feature and the discount related to the proceeds allocated to the warrants is 27%.

NOTE 8 –	STOCKHOLDERS’ EQUITY

STOCK ISSUANCES

During May 2008, the Company closed a private placement with 41 institutional and accredited investors and three of its directors. This private placement consisted of the sale of 2,846,952 investment units, each consisting of two shares of the Company’s common stock (the “Shares”) and one warrant to purchase a share of the Company’s common stock (an “ Investor Warrant”, and together with the Shares, a “Unit”), at a price of $2.20 per Unit for gross aggregate proceeds of $6,263,294 (the “Financing”).  Transaction expenses directly related to the Financing are estimated to be $525,547. In addition, on October 7, 2008, the Company issued a warrant to purchase 253,816 shares of the Company’s common stock to the Company’s placement agent for the transaction (the “Agent Warrant”).  Each Investor Warrant has an exercise price of $1.30 per share and the Agent Warrant has an exercise price of $1.10 per share, each of which is subject to certain adjustments as set forth in the respective warrant agreements.  The warrants may be exercised by means of a cashless exercise. The Investor Warrants will expire five years after the date of issuance and the Agent Warrant will expire on May 30, 2013.  The Company has concluded that the terms of the Investor Warrants and Agent Warrant meet the tests of EITF 00-19 for equity classification.

In connection with the closing of the Financing, the Company entered into a registration rights agreement with the purchasers.  Under the terms of the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) for the resale of the Shares issued in the Financing as well as the shares of the Company’s common stock underlying the warrants issued in the Financing. Failure to file the registration statement within 150 days from the closing of the Financing would have resulted in payment by the Company to each investor of liquidated damages, subject to limitations set forth in the registration rights agreement. These liquidated damages would have been payable in the event that the resale registration statement had not been declared effective within certain time periods or if sales could not have been made pursuant to the registration statement following its effectiveness, each as described in the registration rights agreement. The Company’s registration statement was filed on October 9, 2008, within 150 days of the closing of the Financing as required under the registration rights agreement and declared effective by the SEC on October 27, 2008.

On October 17, 2007, the Company completed a private placement of investment units to 29 accredited investors at the price of $1.50 per investment unit. Each investment unit is comprised of one common share; a five year non-callable warrant to purchase one common share at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one common share at an exercise price of $2.10 per share. The Company raised $1,934,353, net of transaction related expenses, primarily legal fees, totaling $125,648, in exchange for 1,373,334 of the aforementioned investment units. There were no underwriting discounts or commissions incurred in the transaction. The securities issued in conjunction with the transaction are not subject to any registration rights. Although the terms of the warrants do not provide holders with the option to exercise on a cashless basis, they do specifically contemplate settlement of the warrants in unregistered shares. In addition, the warrants do not include any requirement to redeem the warrants based on a Black-Scholes calculation. The Company has accordingly concluded that these warrants meet the tests in EITF 00-19 for equity classification.

STOCK RESCISSION

On May 9, 2007, the Company issued to John Collins, the Chief Executive Officer of the Company, 1,848,643 shares of the Company’s common stock.  Subsequently, the Company determined that, because such shares of common stock were unregistered, Mr. Collins would be unable to sell a portion of such shares to pay the related income taxes with respect to the issuance of 478,802 of such shares of common stock.  As a result, on December 31, 2007, the Company’s Board of Directors and Mr. Collins agreed to rescind the issuance of such 478,802 shares and Mr. Collins returned the shares to the Company for no consideration and such shares were cancelled on December 31, 2007. The 478,802 shares granted to Mr. Collins were fully vested when granted and compensation expense of $385,605 was recognized in the first quarter of 2007 with respect to the 478,802 shares granted.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 8 –	STOCKHOLDERS’ EQUITY (Continued)

WARRANTS

A summary of warrant activity is as follows.
	Warrants	Exercise Price per Warrant	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)
Outstanding at January 1, 2007	-	$-	$-	-
Issued:
May 9, 2007 in conjunction with
the Bridge Loan	776,051	1.2	1.2	3.4
May 9, 2007 in conjunction with the
Notes	842,500	1.2	1.2	3.4
October 17, 2007 in conjunction with
the sale of equity securities	1,373,334	1.8	1.8	3.8
October 17, 2007 in conjunction with
the sale of equity securities	1,373,334	2.1	2.1	3.8
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at December 31, 2007	4,365,219		1.7	3.6
Issued:
May 2008 in conjunction with the sale of
equity securities	2,846,952	1.3	1.3	4.4
October 7, 2008 in conjunction with the
sale of equity securities	253,816	1.1	1.1	4.4

Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding and exercisable at
at December 31, 2008	7,465,987		1.5	3.9

.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 9 –	SHARE-BASED COMPENSATON

During 2006 and 2007, the Company granted certain key employees and advisors shares of common stock as part of the Company’s offer of employment. The purpose was to enable the Company to retain and motivate such employees. The grants are recognized ratably as compensation expense over the requisite service periods based on the fair value of the grants as of the grant dates. Because grant dates were prior to the Share Exchange, fair value of shares at the grant date was determined using a discounted cash flow model. Common shares totaling 233,562 as of December 31, 2008 will vest at various times through February of 2010.

Shares granted as compensation are as follows:

Grant Date	Fair Value at Grant Date	Shares Granted as of December 31, 2007	Shares Issued during the period from January 1, 2007 through December 31, 2007	Vested Shares as of December 31, 2008	Unvested Shares as of December 31, 2008

2/13/2006	$12,700	77,854	38,927	77,854	-
4/17/2006	14,800	77,854	38,927	77,854	-
6/1/2006	15,815	77,854	38,927	77,854	-
2/1/2007	407,550	506,051	506,051	272,489	233,562
2/19/2007	583,110	724,042	724,042	724,042	-
Total	$1,033,975	1,463,655	1,346,874	1,230,093	233,562

There were no shares granted, exercised or forfeited during the year ended December 31, 2008.

On February 19, 2007, Dr. George Hoag, a founder of the Company and Senior Vice President and Director of Research and Development, returned 350,343 common shares to the Company for no consideration. Dr. Hoag received these shares on February 1, 2006 (inception). These shares were reissued to the parties receiving the 724,042 common shares granted on February 19, 2007. Consequently, the total number of new shares issued by the Company for stock compensation for the period from January 1, 2007 through December 31, 2007 was 996,531 shares (1,346,874 shares issued as stock compensation less 350,343 shares returned to the Company by Dr. Hoag).

On March 27, 2008, the Board of Directors approved the adoption of the 2008 Stock Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of the Company by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility within, or support of, the Company or certain affiliates of the Company.  Under the Plan, eligible participants may be awarded options to purchase common stock of the Company, restricted shares, restricted share units, share appreciation rights, phantom shares or performance awards. The Board has authority to administer the Plan and has delegated this authority to the Compensation Committee of the Board.  In addition, the Board or the Compensation Committee may delegate duties to the Company’s chief executive officer or other senior officers of the Company, to the extent permitted by law and the Company’s Bylaws.  Employees, officers, directors and consultants of the Company, or of certain affiliates of the Company, are eligible to participate in the Plan.  However, the actual recipients of awards under the Plan are selected by the Board or the Compensation Committee.  The Plan authorizes the granting of awards up to a maximum of two million (2,000,000) shares of common stock of the Company. Stock available under the Plan may be, in any combination, authorized but unissued share of common stock, treasury stock and shares of common stock that have been repurchased, in the market, and canceled by the Company.  If any award granted under the Plan expires, terminates or is forfeited, surrendered or canceled, without delivery (or, in the case of restricted shares, vesting) of common stock or other consideration, the shares of common stock of the Company that were underlying the award shall again be available under the Plan.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 –	SHARE-BASED COMPENSATION (Continued)

On April 10, 2008, the Board of Directors of the Company granted incentive stock options to purchase 50,000 shares of Company’s common stock to an officer of the Company and incentive stock options to purchase 476,554 shares of the Company’s common stock to certain employees of the Company. On July 30, 2008 and October 1, 2008, the Board of Directors of the Company granted an incentive stock option to purchase 5,000 shares and 100,000 shares, respectively, of the Company’s common stock to certain employees of the Company. These aforementioned grants are hereinafter collectively referred to as the “Employee Options”.  The Employee Options were granted pursuant to the Plan.  The Employee Options will vest in equal yearly increments over a five-year period beginning on the first anniversary of the initial grant date and will expire six years from the date of initial grant.  The exercise prices per share payable upon the exercise of the April 10, 2008, July 30, 2008 and October 1, 2008 Employee Options are $1.25, $1.03 and $0.75, respectively, each of which is equal to the fair market value of the Company’s common stock as determined by the closing price of the Company’s common stock on each respective grant date.

On April 10, 2008, the Board of Directors of the Company granted nonqualified stock options to purchase 745,879 shares of the Company’s common stock to three non-employee directors of the Company (collectively, the “Non-Employee Director Options”).  The Non-Employee Director Options were granted pursuant to the Plan.  The Non-Employee Director Options will vest in approximately equal yearly increments over a three-year period beginning on the first anniversary of the initial grant date and will expire on April 10, 2012.  The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.25, which is equal to the fair market value as of April 10, 2008 of the Company’s common stock as determined by the April 10, 2008 closing price of the Company’s common stock.

Share information related to options granted under the Plan is as follows:

	Employee Options	Weighted Average Exercise Price	Non-Employee Director Options	Weighted Average Exercise Price	Total 2008 Stock Incentive Plan	Weighted Average Exercise Price

Outstanding at January 1, 2008	-	$-	-	$-	-	$-

Granted	631,554	1.17	745,879	1.25	1,377,433	1.21
Forfeited	(156,554)	1.25	-	-	(156,554)	1.25
Exercised	-	-	-	-	-	-

Outstanding at December 31, 2008	475,000	1.14	745,879	1.25	1,220,879	1.21

Available for future grant					779,121

Average remaining term (in years)	5.4		3.3		4.1

Exercisable at December 31, 2008	-		-		-

Intrinsic Value:
Outstanding	$-		$-		$-
Exercisable	$-		$-		$-

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 –	SHARE-BASED COMPENSATION (Continued)

The following table summarizes the status of the Company’s non-vested stock options.

	Non-Vested Options
	Number of Shares	Weighted Average Fair Value per Share

Non-vested at January 1, 2008	-	$-

Granted	1,377,433	0.52
Vested	-	-
Forfeited	(156,554)	0.58

Non-vested at Dec. 31, 2008	1,220,879	0.51

The Company estimates the fair value of stock options using the Black-Scholes valuation model. The following table summarizes the assumptions used to compute the weighted average fair value of stock options granted in 2008.

		Non-Employee
	Employee Option	Director Options
Weighted average volatility	58%	55%
Risk free interest rate	2.6%	2.0%
Expected holding period	4.5 years	3.0 years
Dividend yield	-	-

No dividend yield was assumed because the Company has never paid a cash dividend. Volatilities were developed using a blend of the Company’s historical volatility and historical volatilities of selected comparable companies. A blended volatility was used because the Company is a relatively new public company and there is limited historical data available on the publicly traded market prices of the Company’s common stock. The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the stock options on the grant date. The expected holding period was developed based on the mid-point between the vesting date and the expiration date of each respective grant as permitted under the SEC’s Staff Accounting Bulletin No. 110, “Share-Based Payment.” This method of determining the expected holding period was utilized because the Company does not have sufficient historical experience from which to estimate the period.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9 –	SHARE-BASED COMPENSATION (Continued)

The following table summarizes the components and classification of share-based compensation expense included in the statement of operations.

	Year ended December 31,
	2008	2007

Shares granted as compensation	$83,994	$874,709
Stock options granted pursuant to
the Plan	236,143	-

Total share-based compensation	$320,137	$874,709

Cost of revenue	$58,897	$2,935
Selling, general and administration	261,240	871,774

Total share-based compensation	$320,137	$874,709

As of December 31, 2008, additional compensation expense of $38,184 related to the 233,562 unvested shares granted as compensation will be recognized over the remaining requisite future service period ending February 5, 2010.

Additional compensation expense (net of estimated forfeitures) related to the unvested portion of stock options granted pursuant to the Plan totaled $395,236 as of December 31, 2008. Unvested compensation expense related to stock options granted pursuant to the Plan is expected to be recognized over a remaining weighted average period of 1.8 years.

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits arising from any share-based compensation will not be realized and has accordingly recorded a valuation allowance for the full amount of any resulting deferred tax assets.

NOTE 10 –	OPERATING LEASE COMMITMENTS

The Company leases its facilities and certain office equipment under operating leases which expire in July 2012 and March 2010, respectively. The Company has an option to renew its facility lease for an additional 5 years. Future minimum rental commitments under these operating leases are as follows.

Year ending December 31:
2009	$42,485
2010	41,184
2011	41,417
2012	24,500
$149,586

Rental expenses under operating leases totaled $43,069 and $26,735 for the years ended December 31, 2008 and 2007, respectively.

Real estate taxes, insurance, utilities, repairs and maintenance expenses are generally obligations of the Company, and accordingly, are not included above as part of rental commitments and expenses.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 11 –	LOSS PER SHARE

The computation of basic net loss per common share is based on the weighted-average number of common shares outstanding. The shares issuable upon conversion of the Notes or exercise of warrants have been excluded from the calculation of diluted shares as their effect would be anti-dilutive. Accordingly, basic and fully diluted shares used in the calculation of weighted-average number of common shares outstanding are equal for all periods presented. The weighted average of anti-dilutive common share equivalents excluded from the loss per share calculations for the years ended December 31, 2008 and 2007 totaled 2,408,272 and 2,115,077 equivalent shares, respectively.

Shares outstanding in all prior periods presented have been revised to reflect the exchange ratio of the Share Exchange (Note 4). In accordance with the terms of the Share Exchange, each share of VeruTEK-Delaware common stock was exchanged for 778.54 shares of VeruTEK-Nevada common stock.

NOTE 12 –	INCOME TAXES

For the period February 1, 2006 (inception) through March 31, 2007, the Company was an S-Corporation under Subchapter S of the Internal Revenue Code.  Under those provisions, the Company did not pay federal or state corporate income taxes on its taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	2008	2007

Income taxes using U.S. federal statutory rate	$(611,000)	$(2,008,000)
State income taxes, net of federal benefit	(97,000)	(171,000)
Valuation allowance	766,000	1,347,000
S Corporation income	-	433,000
Stock compensation	-	254,000
Share-based expenses	-	136,000
Other	(58,000)	9,000
Total	$-	$-

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred income tax liabilities:
Fixed assets	$(30,000)	$(10,000)
Deferred income tax assets:
Deferred compensation	415,000	254,000
Derivative instrument / debt	48,000	844,000
Net operating losses	2,265,000	844,000
	2,728,000	1,942,000
Net deferred income tax assets	2,698,000	1,932,000
Valuation allowance	(2,698,000)	(1,932,000)
Net deferred income tax assets/(liabilities)	$-	$-

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 12 –	INCOME TAXES (Continued)

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits will not be realized. Therefore, the Company recorded a valuation allowance for the full amount of the deferred tax assets.

As of December 31, 2008, the Company had net operating loss carry-forwards for federal and state income tax purposes of approximately $6,800,000 which are available to offset future federal and state taxable income through 2027.

The Company has a tax benefit of approximately $382,000 related to the grant of common stock to certain key employees and advisors.  Pursuant to SFAS 123R, the benefit will be recognized and recorded to additional paid-in capital when the benefit is realized through the reduction of taxes payable.

The Company complies with the provisions of FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with income taxes. The periods from February 1, 2006 (inception) to December 31, 2006, January 1, 2007 to May 9, 2007, May 10, 2007 to December 31, 2007 and January 1, 2008 to December 31, 2008 remain open to examination by the U.S. Internal Revenue Service and state taxing authorities.

We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

NOTE 13 –	DUE TO OFFICERS / DIRECTORS

The Company has employment agreements dated May 4, 2007 with Mr. John Collins, President and Chief Executive Officer, and Mr. George Hoag, Senior Vice President, Research and Development. The agreements expire on December 31, 2016. Mr. Collins’ agreement includes a base salary of $250,000 per annum and Mr. Hoag’s agreement includes a base salary of $350,000 per annum. Mr. Collins and Mr. Hoag are also owed $300,000 each for compensation earned in 2006, payable at a future unspecified date and subject to the approval of the holders of the Notes under the terms of the Share Exchange. These amounts totaling $600,000 are included in due to officers/directors in the accompanying consolidated balance sheets.

NOTE 14 –	EMPLOYEE RETIREMENT PLAN

The Company offers certain employees the opportunity to contribute to a 401(k) plan that is administered by a third party. Under the plan, qualified employees may contribute a portion of their earnings on a pre-tax basis up to applicable IRS limits. The Company may, at its discretion, make additional contributions on behalf of qualified employees. The Company did not provide any contributions to the plan on behalf of employees for the years ended December 31, 2008 or 2007.

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 15 –	FAIR VALUE MEASUREMENTS

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

The Company’s financial assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets as of December 31, 2008, were as follows:

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Liabilities:
Derivative instrument liability	$-	$154,000	$-	$154,000

NOTE 16 –	RELATED PARTIES

Certain officers and directors have provided personal guarantees in connection with the Company’s Term Note, vehicle financing and leasing of certain computer equipment.

Douglas Anderson, Mark Ain, and Carlos Naudon, each a director of the Company, purchased units issued as part of the May 2008 private placement of equity securities. Mr. Anderson purchased 170,454 units, Mr. Ain purchased 170,455 units and Mr. Naudon purchased 113,636 units.  Each unit is comprised of two shares of the Company’s common stock and a five year non-callable warrant to purchase one share of the Company’s common stock at an exercise price of $1.30 per share (see Note 8).

Douglas Anderson, Mark Ain, and Carlos Naudon, each a director of the Company, also purchased investment units issued as part of the October 17, 2007 private placement of equity securities. Douglas Anderson purchased 200,000 investment units, Mark Ain purchased 133,000 investment units and Carlos Naudon purchased direct and indirect beneficial ownership interests in 134,000 investment units.  Each investment unit is comprised of one share of the Company’s common stock; a five year non-callable warrant to purchase one share of the Company’s common stock at an exercise price of $1.80 per share; and a five year non-callable warrant to purchase one share of the Company’s common stock at an exercise price of $2.10 per share (See Note 8).

VeruTEK Technologies, Inc.
Notes to Consolidated Financial Statements

NOTE 17 –	SUBSEQUENT EVENT

On February 3, 2009, VeruTEK-Nevada, entered into an agreement and plan of merger (the “Merger Agreement”) with VeruTEK-Delaware, whereby VeruTEK-Nevada has agreed to merge with and into VeruTEK-Delaware in order to effect the reincorporation of VeruTEK-Nevada from the State of Nevada to the State of Delaware (the “Reincorporation”).  Among other things, the Reincorporation is intended to allow the surviving corporation to take advantage of the greater predictability and flexibility afforded by Delaware’s corporate laws and its extensive and established case law.

As a result of the Reincorporation, (1) VeruTEK-Nevada will cease to exist and VeruTEK-Delaware will be the surviving corporation, (2) each outstanding share of VeruTEK-Nevada common stock, par value $0.001 per share (“Nevada Common Stock”), will convert into one share of VeruTEK-Delaware common stock, par value $0.001 per share (“Delaware Common Stock”), (3) each outstanding share of Delaware Common Stock held by VeruTEK Nevada will be cancelled and retired, (4) each outstanding option to acquire shares of Nevada Common Stock will be converted into and became an equivalent option to acquire, upon the same terms and conditions, the number of shares of Delaware Common Stock that is equal to the number of shares of Nevada Common Stock that an optionee would have received had an optionee exercised such option in full immediately before the effective time of the Reincorporation, (5) all other rights to acquire shares of Nevada Common Stock will be converted into the right to acquire, upon the same terms and conditions, the number of shares of Delaware Common Stock that is equal to the number of shares of Nevada Common Stock that the holder would have received had the holder exercised such right in full immediately before the effective time of the Reincorporation, and (6) VeruTEK-Delaware will succeed to, assume and acquire all of the rights, privileges, debts, liabilities, obligations, duties, powers and property of VeruTEK-Nevada.  The charter and by-laws of VeruTEK-Delaware will become the governing documents of the surviving corporation.  In addition, the directors and officers of VeruTEK-Nevada immediately prior to the effective time of the Reincorporation will become the directors and officers of the surviving corporation.

The closing of the Reincorporation is subject to no stockholders of VeruTEK-Nevada exercising dissenters’ rights in connection with the Reincorporation.  Presuming that no such dissenters’ rights are exercised, VeruTEK-Nevada’s current plan is for the Reincorporation to be consummated shortly after the filing of a Form 15 with the Securities and Exchange Commission to voluntarily suspend VeruTEK-Nevada’s duty to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.  VeruTEK-Nevada’s current plan is to file the Form 15 following the filing of its Form 10-K for the fiscal year ended December 31, 2008; however, the timing of the filing of the Form 15 will continue to be evaluated by the Board of Directors of VeruTEK-Nevada and may be delayed at any time and for any amount of time, including indefinitely, in the sole discretion of the Board of Directors.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A(T).   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Annual Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Below are the names and certain information regarding our executive officers and directors:

			Employed	Director
Name	Age	Position with Company	Since	Since

George Hoag	55	Senior Vice President and Director of Research and Development	2/1/2006	NA

John Collins	49	President, Chief Executive Officer, and Director	2/1/2006	5/9/2007

Michael Vagnini	52	Senior Vice President and Chief Financial Officer	2/5/2007	NA

Douglas Anderson	59	Director	NA	10/12/2007

Mark Ain	65	Director	NA	10/12/2007

Carlos Naudon	58	Director	NA	10/12/2007

Messrs. Ain and Naudon are classified as Class A Directors and Messrs. Anderson and Collins are classified as Class B Directors.  The Class A Directors were elected to hold office until our 2008 annual meeting of stockholders, following which they would be nominated to serve a one-year term, and thereafter would be nominated to serve two-year terms.  The Class B Directors were elected to hold office until our 2008 annual meeting of stockholders, following which they would be nominated to serve two-year terms.  Because we did not hold an annual meeting of stockholders in 2008, Messrs. Ain, Anderson, Collins and Naudon will continue to serve as directors until their successors have been duly elected and qualified.

Our officers are elected annually by our Board of Directors (subject to the terms of any employment agreement) at the meeting of the Board of Directors that follows our annual meeting of stockholders.  Each officer holds office until such officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board.

There are no family relationships among any of our directors or executive officers.

Background of Executive Officers and Directors

John Collins serves as President, Chief Executive Officer and Director. Dr. Collins received his Ph.D. in Soil Physical Chemistry from the University of California (Riverside) in 1988, his MS from the University of Connecticut in 1985 and his BS from McGill University in 1980. In his 20-year career, he has managed regional offices for several large environmental consulting firms and has consulted for the Department of Defense/Energy/EPA and Fortune 500 companies on environmental risk, remediation, insurance cost recovery and liability. Dr. Collins is a well-known proponent of green technologies in solving the worldwide legacy of industrial contamination. Prior to joining the Company in 2006, Dr. Collins worked for GEI Consultants, Inc. from 2004 to 2005 and for Vanasse Hangen Brustlin, Inc. from 2002 to 2004.

George Hoag serves as Senior Vice President and Director of Research and Development. Dr. Hoag has served in this role since January 2007. Dr. Hoag also served as President and Chief Executive Officer of the Company from its inception (February 1, 2006) through January 2007. Dr. Hoag was a director of the Company from its inception through October 12, 2007. Dr. Hoag received his Ph.D. in Environmental Engineering in 1983 from the University of Connecticut, his MS from the University of Lowell in 1980 and his BA from the University of Colorado in 1976. He founded and directed the Environmental Research Institute at the University of Connecticut until 2002 and served as a Professor in Civil and Environmental Engineering through 2003. He was a manager of Hoag Environmental Systems, LLC, a sole proprietorship focused on environmental consulting, from 1998 to 2007. Dr. Hoag has over 200 peer-reviewed scientific papers, 4 patents and is considered one of the fathers of In Situ Chemical Oxidation (ISCO), Soil Vapor Extraction and other environmental remediation methods.

Michael Vagnini serves as Chief Financial Officer and Senior Vice President. Mr. Vagnini worked for Chemtura Corporation (formerly Crompton Corporation and Uniroyal Chemical Corporation), a manufacturer and distributor of chemical products, for 27 years until February 2007 serving finally as Senior Vice President and Controller. During that time, he was CFO of Uniroyal Chemical Canada Ltd. from 1986 through 1994. Mr. Vagnini received his BS - Accounting from the University of Connecticut in 1978 and his MBA - Finance from the University of Connecticut in 1980.

Douglas Anderson serves as the Chairman of the Board.  Mr. Anderson served as a director of Open Solutions, Inc., a leading provider of e-business and software applications for community financial institutions, from July 1994 until it was acquired by The Carlyle Group and Providence Equity Partners in January 2007.  Mr. Anderson previously served as Chairman of the Board of Open Solutions from December 1997 to March 2000, as Chief Executive Officer from December 1997 to November 1999 and as President from October 1995 to December 1997. In addition, Mr. Anderson worked for the Savings Bank of Manchester from 1987 to 2004 finally serving as President and Chief Operating Officer until its acquisition by New Alliance Bank.  Mr. Anderson is a director of NewAlliance Bancshares, Inc.

Mark Ain serves as a director.  Mr. Ain founded Kronos Incorporated, a provider of workforce management solutions, in 1977 and served as Kronos’ CEO through 2005. He has since served as executive chairman. Mr. Ain has a BS in electrical engineering from MIT, and an MBA from the Simon School at the University of Rochester.  Mr. Ain is also a director for several public and non-profit companies including KVH Industries, LTX-Credence Corporation, SpaceClaim Corporation, Walker Home & School, YMCA of Boston; Board of Trustee member, University of Rochester, and Simon School Executive Advisory Committee, University of Rochester.

Carlos Naudon serves as a director.  Mr. Naudon has served as the President and CEO of Banking Spectrum Inc. and a partner of Allister & Naudon, counselors at law, both since 1984.  Mr. Naudon received his Bachelors in economics and computer science from the University of Maryland in 1972, his  MBA (Accounting, Finance and Operations Management) in 1974 from the University of  Rochester and his law degree from Brooklyn Law School in 1981. Mr. Naudon is a retired Certified Public Accountant.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. We will provide a copy of our code of ethics to any person without charge, upon request to VeruTEK Technologies, Inc., c/o Chief Financial Officer, 65 West Dudley Town Road, Suite 100, Bloomfield, CT 06002. We intend to disclose waivers and amendments of provisions of the code, if any, for our principal executive officer, principal financial officer and principal accounting officer and that relate to any element of the code of ethics definition enumerated in applicable SEC rules by posting such information on our Internet website, www.verutek.com.

Audit Committee

The members of our audit committee are Messrs. Anderson, Ain and Naudon. Our Board of Directors has determined that Mr. Naudon is an “audit committee financial expert” as defined by applicable SEC rules.  The Board of Directors has determined that each of the members of our audit committee is independent as defined under applicable rules established by The NASDAQ Stock Market (“NASDAQ”), which the Company uses for this purpose because the OTCBB does not have its own rules for director independence, and the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation earned by the Company’s Chief Executive Officer and the two other most highly compensated executive officers who were serving as such as of December 31, 2008, and whose total compensation during the fiscal year ended December 31, 2008 exceeded $100,000 (the “Named Executive Officers”).  There were no other executive officers of the Company. Each became an executive officer of our Company at the time of the share exchange.

Name and Principal Position	Year	Salary	Stock Awards (2)		Option Awards (2)		All Other Compensation		Total

John Collins	2008	$250,000	$-		$-		$22,500	(3)	$272,500
President and Chief	2007	256,863	385,605	(4)	-		-		642,468
Executive Officer

Michael Vagnini (1)	2008	200,000	83,994	(5)	8,536	(6)	-		292,530
Senior Vice President and	2007	148,037	285,372	(5)	-		-		433,409
Chief Financial Officer

George Hoag	2008	350,000	-		-		9,000	(7)	359,000
Senior Vice President and	2007	371,250	-		-		5,250	(7)	376,500
Director of Research and
Development

(1)	Mr. Vagnini commenced employment with our Company in February 2007.
(2)
The amounts included in these columns reflect the value of stock awards and stock option awards that were recognized as compensation expense for financial statement reporting purposes, calculated pursuant to SFAS 123R. (See Note 9 to the consolidated financial statements for a further discussion of assumptions used in calculating stock compensation expense.)

(3)	Mr. Collins received a payment of $22,500 in lieu of matching 401(k) contributions.
(4)
On February 19, 2007, the Company awarded to Mr. Collins 478,802 shares of the Company’s common stock.  Subsequently, the Company determined that, because such shares of common stock were unregistered, Mr. Collins would be unable to sell a portion of such shares to pay the related income taxes with respect to the issuance of such shares.  As a result, the Company’s Board of Directors and Mr. Collins agreed to rescind the issuance of such shares and Mr. Collins returned the shares to the Company for no consideration and such shares were cancelled on December 31, 2007. The 478,802 shares granted to Mr. Collins were fully vested when granted and  the related compensation expense of $385,605 was recognized in the first quarter of 2007.

(5)
On February 1, 2007, Mr. Vagnini was granted 506,051 shares of the Company’s common stock in accordance with the terms of his employment agreement, of which 77,854 shares vested during the year ended December 31, 2008 and 194,635 shares vested during the year ended December 31, 2007. Mr. Vagnini will have 116,781 shares vesting on February 5, 2009 and 116,781 shares vesting on February 5, 2010. (See Note 9 to the consolidated financial statements for a further discussion of share-based compensation.)

(6)
On April 10, 2008, Mr. Vagnini was granted incentive stock options to purchase 50,000 shares of the Company’s common stock pursuant to the Plan. The options will vest in equal yearly increments over a five-year period beginning April 10, 2009 (the first anniversary of the initial grant date) and will expire on April 10, 2014.  (See Note 9 to the consolidated financial statements for a further discussion of share-based compensation.)

(7)	Mr. Hoag received an automobile allowance of $9,000 in 2008 and $5,250 in 2007.

We have employment agreements with Mr. Collins, Mr. Hoag and Mr. Vagnini. The agreements for Mr. Collins and Mr. Hoag expire on December 31, 2016, and the agreement with Mr. Vagnini is an “at-will” agreement. Mr. Collins’ agreement includes a base salary of $250,000, Mr. Hoag’s agreement includes a base salary of $350,000 and Mr. Vagnini’s agreement includes a base salary of $200,000. The Agreements include the following benefits and payments:

a.	annual incentive payments equal to a maximum of 50% of their respective base salaries, at the discretion of the Board of Directors;

b.	participation in any future stock option program offered by the Company if they are then the owner of less than 10% of the total equity of the Company;

c.	participation in a profit sharing plan if approved and implemented by the Board of Directors;

d.	twenty days of paid vacation annually;

e.	an automobile allowance of $750 per month for Mr. Hoag; and

f
severance in the event of a termination (or effective termination) that is not for cause in the amount of one year’s salary for Mr. Collins and Mr. Hoag, which coincides with the terms of their non-compete agreements, and 90 days’ salary for Mr. Vagnini.

To date, Mr. Collins and Mr. Hoag have not received approximately $300,000 each in compensation due to them under their employment agreements. The amounts payable to Mr. Collins and Mr. Hoag with respect to deferred compensation are included in due to officers/directors in the accompanying balance sheets (see Note 13 to the consolidated financial statements).

Each of the above named executives is eligible to participate in the Company’s 401(k) retirement plan (see Note 14 to the accompanying consolidated financial statements). As of December 31, 2008, the Company paid Mr. Collins $22,500 in lieu of matching contributions that would otherwise have been made with respect to the Company’s 401(k) retirement plan. The Company no longer offers any form of payment to match contributions made to 401(k) plans to employees or the Named Executive Officers. There were no matching payments related to 401(k) contributions due to Mr. Hoag or Mr. Vagnini during 2008.

Outstanding Equity Awards at Fiscal Year-End

The following tables sets forth certain information concerning stock options and stock awards held by each of our Named Executive Officers as of December 31, 2008.

Option Awards
Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)		(b)	(c)	(d)	(e)	(f)

John Collins		-	-	-	-
Michael Vagnini	(1)	-	50,000	-	$1.25	4/10/2014
George Hoag		-	-	-	-

(1)
On April 10, 2008, Mr. Vagnini was granted an incentive stock option to purchase 50,000 shares of the Company’s common stock pursuant to the Plan. The options will vest in equal yearly increments over a five-year period beginning April 10, 2009 (the first anniversary of the initial grant date) and will expire on April 10, 2014.

Stock Awards
Name		Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)		(g)	(h)		(i)	(j)

John Collins		-	$-		-	$-
Michael Vagnini	(1)	233,562	93,425	(2)	-	-
George Hoag		-	-		-	-

(1)
On February 1, 2007, Mr. Vagnini was granted 506,051 shares of the Company’s common stock in accordance with the terms of his employment agreement, of which 272,489 shares were vested as of December 31, 2008. Mr. Vagnini will have 116,781 shares vesting on February 5, 2009 and 116,781 shares vesting on February 5, 2010.

(2)
The market value of Mr. Vagnini’s unvested shares of common stock at December 31, 2008 was based on that day’s quoted closing market price of the Company’s common stock on the OTCBB under the symbol “VTKT”, which was $0.40 per share, multiplied by the number of unvested shares.

Termination Payments

Mr. Collins and Mr. Hoag (each is referred to as “Employee” for the purpose of this paragraph) have entered into employment agreements with the Company where the Employee may terminate his employment thereunder for Good Reason. "Good Reason" means (i) a material diminution of Employee's employment duties without Employee's consent, which consent shall not be unreasonably withheld; or (ii) a material and persistent breach by the Company of Section 3 of the employment agreement (Compensation). Employee must provide the Company thirty (30) days prior written notice of his intention to resign for Good Reason which states his intention to resign and sets forth the reasons therefore, and any resignation without delivery of such notice shall be considered to be a resignation for other than Good Reason. In the event that Employee terminates his employment for Good Reason, Employee shall be entitled to (i) payment of Employee's then-current accrued, unpaid base compensation and accrued, unused vacation, each prorated through the date of termination, and (ii) an amount in respect of individual severance pay equal to the then-current full year base compensation plus bonus compensation. During the thirty (30) day period following the delivery of such notice, Employee shall reasonably cooperate with the Company in locating and training Employee's successor and arranging for an orderly transfer of his responsibilities. In addition, the Company may terminate Employee’s employment without Cause upon fourteen (14) days written notice. In the event that Employee is terminated without Cause, Employee shall be entitled to (i) payment of Employee’s then-current accrued, unpaid base compensation and accrued, unused vacation, each prorated through the date of termination, and (ii) an amount in respect of individual severance pay equal to the then-current full year base compensation plus bonus compensation. During the fourteen (14) day period following the delivery of such notice, Employee shall reasonably cooperate with the Company in arranging for an orderly transfer of his responsibilities. “Cause” means Employee’s: (i) conviction of, or indictment for, criminal negligence or criminal acts in the work place or conviction of a felony, (ii) violation of the Company’s material policies or procedures that have been made known to Employee, or violation by Employee on Company premises of any law or material regulation, (iii) material breach or violation of the employment agreement, (iv) commission of any act of theft, fraud, dishonesty, or falsification of any employment or Company records, (v) appropriation of a business opportunity or transaction in contravention of Employee’s duties to the Company, (vi) any improper action by Employee which has a detrimental effect on the Company’s reputation or business, (vii) failure to perform the duties assigned or requested by Employee’s superiors, or (viii) gross negligence, incompetence or willful misconduct by Employee in the performance of Employee’s duties.

Mr. Vagnini is entitled to similar termination payments; however, his severance pay would only be for a period of up to ninety (90) days.

Director Compensation

Non-employee director compensation for the fiscal year ended December 31, 2008 was as follows.

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total

Douglas Anderson	$32,000	$60,565	(2)	$92,565

Mark Ain	32,000	40,376	(3)	72,376

Carlos Naudon	32,000	40,376	(4)	72,376

(1)
The amounts included in these columns reflect the value of stock option awards that were recognized as compensation expense for financial statement reporting purposes, calculated pursuant to SFAS 123R. (See Note 9 to the consolidated financial statements for a further discussion of assumptions used in calculating stock option expense.)

(2)	There were 319,663 outstanding options held by Mr. Anderson at December 31, 2008.
(3)	There were 213,108 outstanding options held by Mr. Ain at December 31, 2008.
(4)	There were 213,108 outstanding options held by Mr. Naudon at December 31, 2008.

During 2008, each of our non-employee directors received a monthly retainer of $2,000 and a per meeting fee of $1,000.  We also reimburse our directors for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and committees of the Board of Directors.   In addition, on April 10, 2008, the Board of Directors granted Mr. Anderson a stock option to purchase 319,663 shares of the Company’s common stock and each of Messrs. Ain and Naudon a stock option to purchase 213,108 shares of the Company’s common stock.  The stock options vest in equal annual installments over a three-year period beginning on April 10, 2009 and will expire on April 10, 2012. The price per share payable upon exercise of each stock option is $1.25.

As an employee director, Mr. Collins is not eligible to receive either compensation or an annual stock grant for service in his capacity as a director.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of January 31, 2009 with respect to the beneficial ownership of our outstanding common stock by (i) any holder of more than 5% percent of our common stock; (ii) each of our Named Executive Officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (2)

George Hoag*	9,913,539	(3)	36.65%
John Collins*	3,295,949	(4)	12.18%
Michael Vagnini*	506,051		1.87%
Douglas Anderson*	1,123,040	(5)	4.07%
Mark Ain*	1,783,558	(6)	6.49%
Carlos Naudon*	750,908	(7)	2.75%
Hoag Environmental, LP	2,945,995		10.89%
Collins Family LP	1,926,108		7.12%
All executive officers and directors as a group (6 persons)	17,373,045		61.09%
*Executive officer and/or director of the Company.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o VeruTEK Technologies, Inc., 65 West Dudley Town Rd., Suite 100, Bloomfield, CT 06002.
(2)
Applicable percentage ownership is based on 27,049,278 shares of common stock outstanding as of January 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of January 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 2,945,995 shares of common stock held by Hoag Environmental, LP.
(4)	Includes 1,926,108 shares of common stock held by Collins Family LP.
(5)
Includes (i) warrants to purchase 200,000 shares of common stock at a price of $1.80 per share, (ii) warrants to purchase 200,000 shares of common stock at a price of $2.10 per share and (iii) warrants to purchase 170,454 shares of common stock at a price of $1.30 per share.

(6)
Includes (i) warrants to purchase 133,000 shares of common stock at a price of $1.80 per share, (ii) warrants to purchase 133,000 shares of common stock at a price of $2.10 per share and (iii) warrants to purchase 170,455 shares of common stock at a price of $1.30 per share.

(7)
Includes (i) 40,000 shares of common stock held by Allister & Naudon, (ii) warrants to purchase 94,000 shares of common stock at a price of $1.80 per share held by Carlos Naudon Dynasty Trust, (iii) warrants held by Allister & Naudon to purchase 40,000 shares of common stock at a price of $1.80 per share, (iv) warrants to purchase 94,000 shares of common stock at a price of $2.10 per share held by Carlos Naudon Dynasty Trust, (v) warrants held by Allister & Naudon to purchase 40,000 shares of common stock at a price of $2.10 per share and (vi) warrants to purchase 113,636 shares of common stock at a price of $1.30 per share held by Carlos Naudon.

The information required by Item 201(d) of Regulation S-K is contained under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in this Form 10-K.

 Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

During May 2008, we completed a private placement of 2,846,952 investment units with 41 institutional and accredited investors and three of our directors. Each investment unit, which was sold for $2.20, was comprised of two shares of common stock and a five year non-callable warrant to purchase one share of common stock at an exercise price of $1.30 per share. Douglas Anderson, Mark Ain, and Carlos Naudon (each a director of the Company) purchased investment units in conjunction with this private placement and were accordingly issued shares of our common stock and warrants. Mr. Anderson purchased 170,454 investment units at a total purchase price of $374,999, Mr. Ain purchased 170,455 investment units at a total purchase price of $375,001 and Mr. Naudon purchased 113,636 investment units at a purchase price of $249,999.

On October 17, 2007, we completed a private placement of 1,373,334 investment units to 29 accredited investors, including Messrs. Anderson, Ain and Naudon. Each investment unit, which was sold for $1.50, was comprised of one share of common stock, a five year non-callable warrant to purchase one share of common stock at an exercise price of $1.80 per share and a five year non-callable warrant to purchase one share of common stock at an exercise price of $2.10 per share. Messrs. Anderson, Ain and Naudon purchased investment units in conjunction with this private placement. Mr. Anderson purchased 200,000 investment units at a total purchase price of $350,000, Mr. Ain purchased 133,000 investment units at a total purchase price of $199,500 and Mr. Naudon purchased directly and beneficially 134,000 investment units at a purchase price of $201,000.

Director Independence

As noted above, the Company’s common stock is quoted on the OTCBB.  Since the OTCBB does not have its own rules for director independence, the Company uses the definition of independence as established by NASDAQ, under its Marketplace Rule 4200(a)(15).  The Board of Directors has determined that Messrs. Anderson, Ain, and Naudon are independent in accordance with the definition of independent director set forth in NASDAQ Marketplace Rule 4200(a)(15).

The Board of Directors has established two committees, Audit and Compensation, to assist it in the discharge of its responsibilities. Committee membership of each committee is limited to independent directors, as defined by NASDAQ. Messrs. Anderson, Ain and Naudon are each members of both the Audit and Compensation Committees, with Mr. Naudon serving as the chairman of the Audit Committee and Mr. Ain serving as chairman of the Compensation Committee.

 Item 14.   Principal Accounting Fees and Services

The following table presents fees for services rendered by CCR LLP, our independent registered public accounting firm, for the years ended December 31, 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees (1)	$105,000	$82,820
Audit Related Fees (2)	$18,960	$89,595
Tax Fees (3)	$-	$470
All Other Fees	$-	$-

(1)
Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of consolidated financial statement included in the Company’s quarterly reports.

(2)	Audit related fees are for professional services rendered in connection with accounting consultations related to the Company’s S-1, S-8 and SB-2 filings and other matters.
(3)	Tax fees are related to consultation on tax compliance matters.

The charter for our Audit Committee, which was formed in March 2008, provides that the Audit Committee will review and approve fees paid to our independent auditors, including audit fees and fees for all other consulting services. For the fiscal year ended December 31, 2008, all Audit Fees and $7,740 of the $18,960 of Audit Related Fees were approved by the Audit Committee. The remained Audit Related Fees were not approved by the Audit Committee because they were incurred prior to its formation.

 For the fiscal year ended December 31, 2007, $65,000 of the $82,820 of Audit Fees were approved by our Board of Directors, as we did not have an Audit Committee at the time.  The remaining Audit Fees, the Audit Related Fees and the Tax Fees for the fiscal year ended December 31, 2007 were not approved by our Board of Directors.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)  Financial Statements.  The audited consolidated balance sheets, statements of operations, statements of changes in stockholders’ equity (deficiency) and statements of cash flows as of and for the fiscal years ended December 31, 2007 and 2008 are contained in Item 8 of this Form 10-K.  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)  Exhibits.  The exhibits filed as part of this Form 10-K are set forth on the Exhibit Index immediately preceding such exhibits, and are incorporated herein by reference.

(c)  Financial Statement Schedules.  See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERUTEK TECHNOLOGIES, INC.

By:	/s/ John Collins	Date:	March 27, 2009
John Collins
Chief Executive Officer

By:	/s/ Michael F. Vagnini	Date:	March 27, 2009
Michael F. Vagnini
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Collins	President, Chief Executive Officer and Director	March 27, 2009
John Collins	(Principal Executive Officer)

/s/ George E. Hoag	Senior Vice President and Director of Research and Development	March 27, 2009
George E. Hoag

/s/ Michael F. Vagnini	Senior Vice President and Chief Financial Officer	March 27, 2009
Michael F. Vagnini	(Principal Financial and Accounting Officer)

/s/ Douglas K. Anderson	Chairman of the Board	March 27, 2009
Douglas K. Anderson

/s/ Mark S. Ain	Director	March 27, 2009
Mark S. Ain

/s/ Carlos P. Naudon	Director	March 27, 2009
Carlos P. Naudon

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

VeruTEK Technologies, Inc. has not prepared or sent to its security holders an annual report to security holders covering the fiscal year ended December 31, 2008.  In addition, since January 1, 2008, VeruTEK Technologies, Inc. has not prepared or sent to its security holders a proxy statement, form of proxy or other proxy soliciting material with respect to an annual or other meeting of security holders.

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1(1)
Agreement and Plan of Share Exchange, dated as of May 9, 2007, by and among VeruTEK Technologies, Inc. and the shareholders of VeruTEK Technologies, Inc., on the one hand, and the Registrant, Ezio Montagliani and Peter Keller, on the other hand

2.1(2)	Agreement and Plan of Merger, dated as of February 3, 2009, by and between the Registrant and VeruTEK Technologies, Inc., its wholly owned subsidiary
3.1(3)	Articles of Incorporation of the Registrant
3.2(4)	Certificate of Amendment to Articles of Incorporation of the Registrant
3.3(5)	Bylaws of the Registrant
4.1(6)	Securities Purchase Agreement, dated as of May 9, 2007, by and among the Registrant, the purchasers party thereto and Nite Capital Master, LTD as collateral agent
4.2(7)	Form of Secured Convertible Note
4.3(8)	Form of Warrant to Purchase Common Stock
4.4(9)	Registration Rights Agreement, dated as of May 9, 2007, by and between the Registrant and the purchasers party thereto
4.5(10)	Security Agreement, dated as of May 9, 2007, by and among the Registrant and Nite Capital Master, LTD as collateral agent
4.6(11)	Form of Common Stock Purchase Warrant
4.7(12)	Registration Rights Agreement, dated as of May 12, 2008, by and between the Registrant and the subscribers party thereto
4.8(13)	Form of Subscription Agreement
10.1(14)*	Employment Agreement, effective as of May 4, 2007, by and between the Registrant and George Hoag
10.2(15)*	Employment Agreement, effective as of May 4, 2007, by and between the Registrant and John Collins
10.3(16)*	Employment Agreement, effective as of May 14, 2007, by and between the Registrant and Michael Vagnini
10.4(17)	Lease, dated as of June 29, 2007, by and between the Registrant and Wales Realty, LLC
10.5(18)	Agreement, dated as of February 22, 2008, by and between the Registrant and Keyspan Corporate Services LLC
10.6(19)*	2008 Stock Incentive Plan
10.7*	Form of Incentive Stock Option Grant Agreement under the 2008 Stock Incentive Plan
10.8*	Form of Nonqualified Stock Option Grant Agreement under the 2008 Stock Incentive Plan
21.1(20)	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

(1)  Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(2)  Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2009.

(3)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on December 16, 2005.

(4)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2007.

(5)  Incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K filed on September 28, 2007.

(6)  Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(7)  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(8)  Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(9)  Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(10)  Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form SB-2 filed on July 20, 2007.

(11)  Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 16, 2008.

(12)  Incorporated by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on May 16, 2008.

(13)  Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on May 16, 2008.

(14)  Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(15)  Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(16)  Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007.

(17)  Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(18)  Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(19)  Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on April 2, 2008.

(20)  Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form SB-2 filed on July 20, 2007.